Form 10QSB
period 1996-09-30
MANSUR INDUSTRIES INC
filed 1996-11-14
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

                          Commission File No. 000-21325


                             MANSUR INDUSTRIES INC.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                             8425 S.W. 129TH TERRACE
                              MIAMI, FLORIDA 33156
                               ------------------
                    (Address of Principal Executive Offices)


                                 (305) 232-6768
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

            FLORIDA                                     65-0226813
-------------------------------               -----------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]            No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of the close of business on November 13, 1996:

                 CLASS                      NUMBER OF SHARES OUTSTANDING
                 -----                      ----------------------------
                 Common Stock                      4,601,309

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB

PART I            FINANCIAL INFORMATION
------            ---------------------
Item 1.           Financial Statements

                  Balance Sheets-
                  September 30, 1996 and December 31, 1995

                  Statements of Operations-
                  For the Nine and three months ended
                  September 30, 1996 and 1995

                  Statements of Cash Flows-
                  For the nine months ended September 30, 1996 and 1995

                  Notes to Financial Statements

Item 2.           Management's Discussion and Analysis

PART II           OTHER INFORMATION
-------           -----------------
Item 6.           Exhibits and Reports on Form 8-K

                  Signatures



                             MANSUR INDUSTRIES INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      DECEMBER 31,      SEPTEMBER 30,
                                                                          1995               1996
                                                                       (AUDITED)         (UNAUDITED)
                                                                    -----------------  -----------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                              $     916          $     371
    Accounts receivable, net                                                       -                165
    Inventories                                                                  194                525
    Other assets                                                                  19                622
                                                                    -----------------  -----------------
        Total current assets                                                   1,129              1,683

Property and equipment, net                                                      324                298
Intangible assets, net                                                             -                 26
                                                                    -----------------  -----------------
        Total Assets                                                      $    1,453          $   2,007
                                                                    =================  =================

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable and accrued expenses                                $       219          $     689
    Due to officers/shareholders                                                 250                  -
    Short term notes payable                                                       -                500
    Convertible notes payable                                                      -              1,013
    Interest  payable                                                              -                  9
    Deferred revenue                                                               -                 26
    Current installments of long-term debt                                        46                 50
                                                                    -----------------  -----------------
        Total current liabilities                                                515              2,287

Long-term debt, excluding current installments                                   154                116
                                                                    -----------------  -----------------
        Total liabilities                                                        669              2,403
                                                                    -----------------  -----------------

Convertible redeemable preferred stock, $1 par value,
    Authorized 1,500,000 shares, issued and outstanding
    490,000 in 1995                                                            2,574                  -

Stockholders' deficit
    Common stock, $0.001 par value. Authorized 25,000,000
        shares, issued and outstanding 2,663,129 and 3,351,309
        shares for 1995 and 1996, respectively                                     3                  3
    Additional paid-in capital                                                   438              3,561
    Deficit accumulated during the development stage                          (2,231)            (3,960)
                                                                    -----------------  -----------------
        Total stockholders' deficit                                           (1,790)              (396)
                                                                    -----------------  -----------------
        Total liabilities and stockholders' deficit                      $     1,453          $   2,007
                                                                    =================  =================

                 See accompanying notes to financial statements.


                             MANSUR INDUSTRIES INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 --------------------------------------   --------------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                       1995                1996                 1995                1996
                                                 ------------------  ------------------   ------------------  ------------------

Sales                                              $         -          $      196          $         -          $      196

Cost of sales                                                -                 167                    -                 167
                                                 ------------------  ------------------   ------------------  ------------------

Gross margin                                                 -                  29                    -                  29

Operating expenses:

     Research and product development                       78                 105                  241                 470

     Sales, general and administrative                     121                 300                  539                 923
                                                 ------------------  ------------------   ------------------  ------------------
                                                           199                 405                  780               1,393
                                                 ------------------  ------------------   ------------------  ------------------

Loss from operations                                      (199)               (376)                (780)             (1,364)

Interest expense, net                                       (7)                   7                   20                  20

Exchange expense on redeemable
     preferred stock                                         -                   -                    -                 345
                                                 ------------------  ------------------   ------------------  ------------------
     Net loss                                             (192)               (383)                (800)             (1,729)

     Dividends on redeemable
        preferred stock                                     74                   -                  149                 147
                                                 ------------------  ------------------   ------------------  ------------------

     Net loss to common shares                     $      (266)         $     (383)         $      (949)         $   (1,876)
                                                 ==================  ==================   ==================  ==================

     Loss per share:
        Net loss                                   $     (0.10)         $    (0.11)         $     (0.43)         $    (0.63)
                                                 ==================  ==================   ==================  ==================

     Weighted average shares
        outstanding                                   2,663,130           3,351,309            2,223,472           2,981,877
                                                 ==================  ==================   ==================  ==================

                 See accompanying notes to financial statements.



                             MANSUR INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                       -----------------------------------------
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                              1995                  1996
                                                                       -------------------   -------------------
Cash used in operating activities:
Net loss                                                                 $     (800)          $    (1,729)
Adjustments to reconcile net loss to cash
  used in operating activities:
Depreciation                                                                     32                    34
Common stock issued for services                                                  6                   105
Changes in operating assets and liabilities:
Inventory                                                                      (219)                 (331)
Accounts receivable                                                               -                  (165)
Other assets                                                                     84                  (604)
Intangible assets                                                                 -                   (26)
Accounts payable and accrued expenses                                            20                   505
                                                                       -------------------   -------------------

Net cash used in operating activities                                          (877)               (2,211)

Investing activities:
Purchase of property and equipment                                               (9)                   (8)
Proceeds from mortgage note receivable                                          200                     -
                                                                       -------------------   -------------------

Net cash provided by (used in) investing activities                             191                    (8)

Financing activities:
Proceeds from notes payable and line of credit                                    -                 1,513
Repayment of notes payable                                                      (79)                 (184)
Exchange expense on preferred stock exchanged
     for common stock                                                             -                   345
Proceeds from issuance of preferred stock                                      1,950                    -
                                                                       -------------------   -------------------

Net cash provided by financing activities                                      1,871                 1,674
                                                                       -------------------   -------------------

Net increase (decrease) in cash                                                1,185                  (545)
Cash and cash equivalents, beginning of period                                    21                   916
                                                                       -------------------   -------------------
Cash and cash equivalents, end of period                                 $     1,206          $        371
                                                                       ===================   ===================


Supplemental disclosures of noncash investing and financing activities:

During 1995, convertible preferred stock in the amount of $580,000 and related accrued dividends in the amount of $76,729 were converted to common stock

During 1996, the Company exchanged 490,000 shares of preferred stock for 628,180 shares of common stock in the amount of $2,374,596 plus related accrued dividends of $346,260. In connection with this transaction, the Company recorded an exchange expense of 12% in the amount of $344,631.

                 See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.
                          NOTES TO FINANCIAL STATEMENTS



(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mansur Industries Inc. (the "Company") is primarily engaged in marketing and initial production of industrial parts cleaning equipment for use in automotive, marine, airline and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminated solvents and solutions.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's initial public offering prospectus dated September 27, 1996.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

(2) SUBSEQUENT EVENTS

On October 2, 1996, the Company consummated an initial public offering (the "IPO") of 1,000,000 shares of Common Stock pursuant to which the Company received net proceeds of $5,620,465 and retired $500,000 in principal amount of short term notes. In connection with the public offering, $1,012,500 in principal amount of convertible notes were automatically converted into 150,000 shares of Common Stock. On November 13, 1996 the underwriter of the Company's initial public offering exercised its over-allotment option to purchase additional shares of Common Stock. Accordingly, on November 13, 1996 the Company issued an additional 100,000 shares of registered common stock and received net proceeds of $658,100. After giving effect to the IPO and the exercise of the over-allotment, the pro forma working capital and cash equivalents of the Company as of September 30, 1996 would have been $7,392,643 and $6,649,668, respectively. The Company intends to use the proceeds of the public offering and the over-allotment, and the cash generated from operations, if any, to finance its proposed plan of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's prospectus dated September 27, 1996.

GENERAL

Since its inception in November 1990 the Company has devoted substantially all of its resources to research and development programs relating to its full line of self contained, recycling industrial parts washers. The Company was a development stage company through June 30, 1996, and commenced its planned principal operations in July 1996. The Company has been unprofitable since its inception and expects that it will incur significant additional losses at least through December 31, 1996. The Company anticipates that it will incur losses until such time, if ever, as the Company is able to generate sufficient revenues to offset its operating costs and the costs of its continuing expansion. In light of the material uncertainties in connection with the commencement of the Company's operations, the Company cannot reasonably estimate the length of time before the Company may generate net income, if ever.

The Company intends to make its SystemOne(R) Washer and services available to the public through a third party leasing program. The Company will recognize the revenue from the sale of a machine at the time that the equipment is delivered either to the third party lessor or directly by the Company to the lessee. A portion of the revenue (currently estimated at 10% of the sale price per machine) will be accounted for as deferred revenue, and recognized as revenue in respect of the service portion of the agreement over the term of the underlying lease.

RESULTS OF OPERATIONS

The Company was a development stage company and did not generate any operating revenues prior to June 30, 1996. Therefore, comparison between the periods presented is not meaningful in certain instances.

The Company commenced its planned principal operations in July 1996 and, accordingly, in both the three month and nine month period ended September 30, 1996 the Company generated sales of $196,118.

Cost of sales, as a percentage of net sales, were 85.1% for the three and nine month periods ended September 30, 1996. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses. As the number of units produced increase, the Company anticipates that the cost of sales as a percentage of sales should decrease as the fixed costs of production are being spread over a higher volume of sales.

The Company's research and product development expenses for the three and nine month periods ended September 30, 1996 increased 34% and 95% to $104,675 and $470,110, respectively, from the comparable periods in 1995. The increase in expense during the three and nine month periods ended September 30, 1996 over the same period in 1995 is primarily a function of the Company's accelerated prototype development during the latter period, as opposed to the basic and applied research conducted during the earlier period. During 1996, the Company manufactured and shipped a number of SystemOne(R) Washers to various facilities to test market receptivity.

The Company's selling, general and administrative expenses for the three and nine month periods ended September 30, 1996 increased 147% and 71% to $300,411 and $923,052, respectively, from the comparable periods in 1995. The increase in expense during the quarter ended September 30, 1996 over the same period in 1995 is primarily attributable to the Company's hiring of additional management, sales and marketing staff in anticipation of and the commencement of the Company's operations. The increase in expense during the current nine month period over the comparable 1995 period is due to the hiring of additional sales and marketing staff and the Company's grant of an aggregate of 30,000 shares of Common Stock to its three independent directors of the Company in exchange for certain consulting services. The Company anticipates that its monthly selling, general and administrative expenses will continue to increase over the next twelve months as the Company expands in accordance with its proposed business plan. However, a portion of the selling, general and administrative expenses are considered fixed; therefore, the Company does anticipate that selling, general and administrative expenses as a percentage of revenue will decrease as the fixed costs are spread over a higher volume of sales.

The Company's interest expenses, net for the nine months ended September 30, 1995 and 1996 were $19,770 and $20,585, respectively. The Company's interest expense in the nine months ended September 30, 1996 decreased by 26% relative to the nine months ended September 30, 1995 due to a relative decrease in the indebtedness of the Company. The Company anticipates that its monthly interest expense will decrease as a substantial portion of its indebtedness was retired during the fourth quarter of 1996. In the nine months ended September 30, 1995 and 1996, the Company earned interest income of $29,285 and $15,818, respectively, on cash deposits. The Company anticipates that its monthly interest income from cash deposits will increase over the next twelve months as the proceeds from the public offering will be invested in interest bearing cash equivalent instruments until used in the Company's business operations.

In the nine months ended September 30, 1996, the Company incurred an exchange expense of $344,631 in connection with its efforts to induce all the holders of the Company's Series A Preferred Stock to convert their Series A Preferred Stock to Common Stock.

In the nine months ended September 30, 1996, the Company paid dividends on redeemable preferred stock of $147,000 compared with $148,566 for the nine months ended September 30, 1995.

As a result of the foregoing, the Company's net losses to common shares for the three and nine month periods ended September 30, 1996 were $383,369 and $1,876,170, respectively. The Company's net loss to common shares for the three and nine month period ended September 30, 1995 were $266,269 and $948,608, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a working capital deficiency of $(604,810) and cash and cash equivalents of $371,103. However, on October 2, 1996, the Company closed on its initial public offering of 1,000,000 shares of Common Stock pursuant to which the Company received net proceeds of $5,620,465 and retired $500,000 in principal amount of short term notes. In connection with the public offering, $1,012,500 in principal amount of convertible notes were automatically converted into 150,000 shares of Common Stock. On November 13, 1996 the underwriter of the Company's initial public offering exercised its over-allotment option to purchase additional shares of Common Stock. Accordingly, on November 13, 1996 the Company issued an additional 100,000 shares of registered common stock and received net proceeds of $658,100. After giving effect to the initial public offering and the exercise of the over-allotment, the pro forma working capital and cash equivalents of the Company as of September 30, 1996 would have been $7,392,643 and $6,649,668, respectively. The Company intends to use the proceeds of the public offering and the over-allotment, and the cash generated from operations, if any, to finance its proposed plan of operations.

The capital requirements relating to implementation of the Company's business plan will be significant. Based on the Company's current assumptions relating to implementation of its business plan (including the timetable of and the cost associated with development of manufacturing capabilities, a service fleet, a corporate headquarters, and research and development facilities), the Company will seek to develop additional service centers as part of its product rollout. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products and services and the Company's third party leasing arrangement with Oakmont. If the Company's third party leasing arrangements with Oakmont proves to be unsuccessful, and the Company is unable to locate another third party willing to provide comparable third party leasing services, the Company believes that it will be substantially dependent upon the proceeds of the IPO to execute its proposed plan of operations over the next 12 months. In order to reduce certain of the Company's up-front capital requirements associated with service center and service fleet development, the Company intends to lease service center sites and may seek to the extent possible, to lease rather than purchase certain equipment and vehicles necessary for service center development. There can be no assurance that the Company will have sufficient capital resources to permit the Company to fully implement its business plan. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available from additional sources of financing, the Company's business may be materially adversely affected.

Aside from meeting SystemOne(R) Washer purchase and lease orders, the Company's material commitments principally relate to its obligations to pay the contract manufacturers of its SystemOne(R) Washers (currently approximately $745-$905 per SystemOne(R) Washer), make lease payments pursuant to certain real property and equipment leases (currently approximately $9,135 per month), and make installment payments pursuant to an equipment purchase finance agreement (currently approximately $5,690 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months as a result of the Company's planned expansion. Additionally, after the expiration or termination of the pilot marketing program with First Recovery and Valvoline Oil Company, if the subject parties do not enter into another agreement for the marketing of SystemOne(R) Washers, the Company could, at First Recovery's sole option, be required to acquire First Recovery's sublessor interest in certain leases entered into by First Recovery under the pilot marketing program. In such an event, the Company would be required to purchase First Recovery's interest for the net present value of First Recovery's expected profit over the remaining term of the equipment sublease assuming a 12% discount rate. Because the Company does not intend to use third-party financing with respect to units leased under the pilot marketing program with First Recovery and Valvoline Oil Company, it will be required to use a portion of the proceeds of the IPO to finance those units.

In August 1994, the Company acquired a Trumpf Model 200 TC Computer Numerical Controlled Punch Press (the "Punch Press"). The Company financed the acquisition of the Punch Press pursuant to a finance and security agreement with The CIT Group/Equipment Financing, Inc. ("CIT"). Pursuant to the terms of the finance agreement and security agreement, the Company has agreed to pay CIT an aggregate of $341,397 in equal monthly payments of $5,690 over five years. The Company's obligations to CIT are secured by a security interest in the Punch Press.

As indicated in the accompanying financial statements, as of September 30, 1996, the Company's accumulated deficit totalled $3,960,384. Since its inception, the Company has financed its operations through a variety of stock and debt issuances and conversions and the sale of property, some of which are described below.

 In November 1994, the Company borrowed $500,000 pursuant to a 12% Secured Convertible Promissory Note (the "Secured Note") and in April 1995 the Company issued 490,000 shares of 12% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") in exchange for $1,950,000 in cash and the satisfaction of the Secured Note.

To minimize the Company's dividend obligations, in May 1995 the Company issued a notice of redemption with respect to the 580,000 shares of First Series Preferred Stock and, subsequently, all of the outstanding shares of First Series Preferred Stock and accrued interest thereon were converted into an aggregate 656,729 shares of Common Stock.

In May 1996, the Company issued 20,000 shares of Common Stock in satisfaction of a promissory note in the principal amount of $100,000.

In June 1996, the Company issued 628,180 shares of Common Stock in exchange for all of the Series A Preferred Stock and accrued dividends thereon.

Pursuant to a revolving line of credit dated June 1, 1990, Mr. Paul Mansur advanced the Company an aggregate of $150,000 (the "Debt") between June 1, 1990 and May 31, 1996. On December 31, 1994 and December 31, 1995, the Company paid Mr. Paul Mansur $34,814 and $12,000, respectively, in satisfaction of interest owed with respect to the Debt. On May 31, 1996, the Company paid Mr. Paul Mansur $150,000 and $5,000 in satisfaction of the outstanding principal balance of and the interest owed with respect to the Debt.

In June 1996, the Company issued (the "Private Financing") $1,012,500 in principal amount of Convertible Notes, bearing interest at the rate of 4% per annum through September 30, 1996 and thereafter until maturity at the rate of 12% per annum, and convertible into Common Stock at a conversion price of $6.75 per share. Pursuant to the provisions of the Convertible Notes, the entire outstanding principal amount were automatically converted into 150,000 shares of Common Stock upon the consummation of the public offering.

As of September 9, 1996, the Company issued $500,000 in principal amount of Short Term Notes, bearing interest at the rate of 4% through September 1996 and 12% thereafter. The Short Term Notes were retired in connection with the public offering.

As of October 2, 1996, the Company closed on its initial public offering described above.

Without giving effect to the public offering, the Company's cash and cash equivalents balance decreased $545,280 during the nine month period ended September 30, 1996 to an ending balance of $371,103. For the nine month period ended September 30, 1996, net cash used in operating activities were partially offset by $1,512,500 of proceeds from notes payable and a line of credit. Without giving effect to the public offering, at September 30, 1996, the Company had a working capital deficiency of $(604,810).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Mansur Industries Inc.

Date: November 14, 1996               /S/ PAUL I. MANSUR
                                      --------------------------
                                      PAUL I. MANSUR
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 14, 1996                /S/ RICHARD P. SMITH
                                       -------------------------
                                       RICHARD P. SMITH
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal Financial Accounting Officer)