Form 10KSB
period 1996-12-31
MANSUR INDUSTRIES INC
filed 1997-03-31
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended DECEMBER 31, 1996

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

                                 (305) 232-6768
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

           Florida                                       65-0226813
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                              TITLE OF EACH CLASS
                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

As of March 3, 1997, the number of shares of the registrant's Common Stock outstanding was 4,601,309. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $34,092,630, based on a closing price of $13.75 for the Common Stock as reported on the NASDAQ Small-Capitalization System on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

ITEM 1. BUSINESS.

GENERAL

Mansur Industries Inc. (the "Company") has developed and obtained patent protection with respect to a full line of self-contained, recycling industrial parts washers that incorporate innovative, proprietary waste minimization technologies and represent a significant advance over currently available machinery and processes. Focusing on waste minimization rather than its removal and recovery, the Company believes that its equipment will have a major impact on the industrial parts cleaning industry and will have a broad appeal to customers, because its equipment, unlike the machines now in use, facilitates efficient and economical compliance with environmental regulations, minimizes waste disposal requirements, enhances cleaning solution utilization, and increases worker safety and productivity. The Company anticipates that the product should be able to achieve fairly rapid market penetration because of its technological, economic and environmental advantages and its relatively low price point compared to competitive equipment.

Most machinery and equipment require oil lubrication to function properly. Removal of lubrication oils from tools and parts during automotive, aviation, marine and general industrial maintenance, service and repair operations is typically effected through the use of mineral spirit solvents which become contaminated in the cleaning process. Under the most common current practice, the solvent becomes more contaminated (and less effective) with repeated use, and, when it is saturated with oil, sludge and other contaminants as a result of the cleaning process (and frequently classified as a hazardous waste under federal and state regulations), it must be stored on site until pick-up, when pure solvent is delivered and the contaminated solvent is, generally, shipped to regional refining facilities. This off-site recycling program is typically scheduled on four to sixteen week cycles and involves both the utilization of progressively more contaminated solvent for cleaning operations until the solvent is too contaminated for use, and thereafter, the on-site storage of the hazardous solution until the periodic waste recovery service. By contrast, the Company's products allow the use and re-use of the solvent by removing all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer on demand, without the costly and dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process utilized by the Company's products can typically be recycled and/or disposed of together with the customer's used motor oil, which is generally not classified as a hazardous waste.

In January 1997, the Company entered into a strategic alliance with First Recovery and Valvoline Oil Company, two affiliates of Ashland Inc., a multinational oil refiner and distributor of automotive related products, including Valvoline Oil and Ashland 140 Solvent, one of the brands of mineral spirits solvent used in the Company's SystemOne(R) Washer, and commenced a national expansion program pursuant to which First Recovery will be the exclusive sales representative of the SystemOne(R) Washer in 14 major metropolitan markets across the United States.

In order to raise capital, in September 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,100,000 shares of its common stock, $.001 par value (the "Common Stock"), resulting in net proceeds to the Company of $6,034,660 after deduction of underwriting, legal, accounting and other offering related expenses. The proceeds of the IPO have been and will be used primarily for, among other things, the development of manufacturing capacity, marketing, research and development, sales and service centers, corporate headquarters, and for working capital and general corporate purposes.

INDUSTRY OVERVIEW

The Company believes the chemical industrial parts cleaning industry has grown primarily in response to the demand for means of removing lubrication oils and other contaminants from tools and parts during automotive, aviation, marine and general industrial maintenance, service and repair operations. Based on financial and trade journal reports, the Company believes that in 1996 businesses in the United States incurred more than $1 billion in expenses to clean industrial parts using chemical cleaning techniques. Industrial parts cleaning machines are used by automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning.

The Company believes that the level of demand for the different types of industrial parts cleaning machines and services is and will continue to be a function of, among other things: (1) the effectiveness of the technology; (2) the cost of the machines and services; (3) the time and costs associated with documenting compliance with applicable environmental and other laws; (4) the safety and environmental risks associated with the machines and services; (5) customer service; and (6) the difficulty in handling the regulated substances used and/or generated by competitive machines.

PRODUCTS

The Company's product line includes a variety of self-contained recycling industrial cleaning and washing equipment, all of which incorporate proprietary waste minimization technology with respect to which the Company has obtained or applied for patent protection. The Company expects that all of the products listed below will be available for commercial exploitation at various times prior to December 31, 1998. All of the Company's products utilize technology that (i) provides continuously recycled cleaning solution during the cleaning process, (ii) eliminates the necessity for continual replacement and disposal of contaminated cleaning solution and residues and (iii) facilitates practical and cost effective compliance with environmental laws and regulations. The Company offers its various parts washing products to commercial users at prices which range from $2,000 to $25,000 per unit.

      SYSTEMONE(R) WASHER.

The first of the Company's products to be available in commercial quantities is the SystemOne(R) Washer. The SystemOne(R) Washer line provides users with pure mineral spirit solvent, on demand, for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the SystemOne(R) Washer, so that the solvent may be used and reused without any need for off-site processing. The SystemOne(R) Washer minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent necessitated by the most widely-used current treatment method. The Company has obtained patent protection for the SystemOne(R) Washer.

The Company's SystemOne(R) Washer consists of one or two washing sinks mounted at standing level on top of a metal cabinet; a hinged lid on top of the washing sink to minimize evaporation of solvent; a five gallon primary solvent holding tank; a distillation unit which contains a residue reservoir; and a 30-gallon secondary solvent holding tank. The SystemOne(R) Washer utilizes a manually operated hose and scrubber which directs the flow of solvent to the part being cleaned.

The distillation unit separates the solvent from the contaminants that accumulate in the solvent as a result of use by heating the solvent solution in a vacuum to a temperature at which the solvent, but not the residue, vaporizes;

and then, cooling the solvent vapor so that the vapor condenses and is converted back into a liquid. The distilled solvent is channeled to the secondary solvent holding tank for future use. Accordingly, the solvent may be repeatedly used, distilled and reused without need for off-site distillation or processing. The residue is collected and held in the residue reservoir until final disposal. If used in accordance with the manufacturer's instructions, the Company believes that the residue generated by its SystemOne(R) washer may typically be legally recycled and/or disposed of in the same manner that used oil is recyled and/or disposed of.

The Company has also developed and obtained patent protection with respect to a general parts washer which utilizes an aqueous based cleaning solution. The Company is in the process of evaluating when it will commence the commercial production and marketing of its aqueous based parts cleaner.

The target market for SystemOne(R) Washers are automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning. The SystemOne(R) Washer will generally require service approximately four times a year for replacement of solvent lost to evaporation or spillage and general maintenance requirements.

      SYSTEMONE(R) SPRAY GUN WASHER is scheduled for commercial introduction in the fourth quarter of 1997. It incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target market for spray gun washers are automotive, aviation and maritime paint shops and all general manufacturing operations that incorporate painting operations. The Company anticipates that the auto paint industry will represent a substantial market. The SystemOne(R) Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint industry.

      MULTIPROCESS POWER SPRAY WASHER is currently manufactured and marketed on a limited basis, and integrates three processes in one self-contained machine; a power spray wash process, a recycling/ reclamation process and a thermal oxidation process. The Power Spray Washer is able to accommodate large and bulky parts or units that are too large for the SystemOne(R) Washer. The target market for power spray washers are automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufactures, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

      MULTIPROCESS IMMERSION WASHER is scheduled for commercial introduction in the fourth quarter of 1997. It integrates an immersion wash process, a recycling/reclamation process and a thermal oxidation process in one self-contained machine. The MultiProcess Immersion Washer is designed for the cleaning of complex parts containing substantial integral and highly inaccessible passages requiring a total immersion washing. The primary target market for immersion washers are radiator rebuilding shops as well as automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufactures, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

      MINIDISPOSER is scheduled for commercial introduction in 1998. It is a compact and portable mini-thermal oxidizer developed as a practical and efficient means for the disposal of contaminants by thermal oxidation within a unit measuring only one cubic foot. The MiniDisposer will be marketed both as optional equipment with the SystemOne(R) Washer and as a stand alone mini-thermal oxidizer. The Company believes that the size and scope of the market for the MiniDisposer is substantial and diversified and includes industrial, commercial and consumer applications that generate small waste by-products. The Company continues to explore potential markets in medical, restaurant and other commercial and consumer applications.

COMPETITION

The industrial parts cleaning industry is highly competitive and dominated by one large competitor, Safety-Kleen Inc. ("Safety-Kleen"), which has substantially greater financial and other resources than the Company. Safety-Kleen services the parts cleaning industry through a "closed-loop" recycling system in which contaminated solvent is removed for recycling at regional refining facilities and fresh solvent is delivered on a periodic basis. There can be no assurance that Safety-Kleen will not develop or acquire technology similar to or different from the Company's that would allow it to provide an on-site recycling service. To the best of the Company's knowledge, no other company is currently commercially marketing a recycling parts washer with comparable characteristics to those of the Company's products. If the Company's competitors are successful in acquiring or developing patent rights for a recycling parts washer competitively superior to the Company's, the Company's ability to compete may be adversely affected. There can be no assurance that Safety-Kleen or other competitors will not acquire or develop patent rights with respect to a recycling parts washer which are competitively superior to the Company's patent rights. See "Patents, Trademarks and Proprietary Technology."

The Company believes that certain of its target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring machines capable of distilling solvent with machinery removed from the parts washers. Although there are a wide variety and types of such machinery currently available to the public, the Company believes its SystemOne(R) Washers provide superior service at a lower cost.

The Company believes that Safety-Kleen services a significant portion of the parts washing machines currently in use. The Company believes that no other competitor accounts for more than 2% of the industrial parts washer market in the State of Florida or the United States.

The Company believes that its SystemOne(R) Washer competes favorably with its competitors on the basis of, among other things, (1) the effectiveness of the technology; (2) cost and productivity savings; (3) reduced time and costs associated with documenting compliance with applicable environmental and other laws; (4) elimination of the safety and environmental risks associated with the competitor's machines and services; (5) customer service; and (6) the difficulty in handling the regulated substances used and/or generated by competitive machines.

GOVERNMENT REGULATION

Federal and state laws and regulations have been instrumental in shaping the industrial parts washing industry. Federal and state regulations dictate and restrict to varying degrees what types of cleaning solvents may be utilized, how a solvent may be stored and utilized, and the manner in which contaminated solvents may be generated, handled, transported, recycled and disposed of.

Although the federal and state laws and regulations discussed below regulate the behavior of the Company's customers, and not the Company, the Company believes that customer demand for its SystemOne(R) Washer is partially a function of the legal environment in which the Company's customers conduct business. The Company's SystemOne(R) Washer was designed to help minimize the cost of complying with existing federal and state environmental laws and regulations. Any changes, relaxation or repeal of the federal or state laws and regulations which have shaped the industrial parts washing industry may significantly affect demand for the Company's products and the Company's competitive position.

REGULATION OF SOLVENT TYPES. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Prior to December 1995, methyl chloroform was a widely used cleaning solvent. The Clean Air Act of 1990 mandated the elimination of methyl chloroform by December 1995.

REGULATION OF HANDLING AND USE OF SOLVENTS. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in the industrial parts washers of the Company's closest competitors. The Company intends to use mineral spirits with a minimum of 140 degrees fahrenheit ignitable limits in its SystemOne(R) Washer. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended, and the implementing regulations of that statute adopted by the United States Environmental Protection Agency (the "EPA") (collectively, "RCRA"). Certain machines of the Company's competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne(R) Washer provides an economic benefit to the Company's customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste.

Federal, State and many local governments have adopted regulations governing the handling, transportation and disposal of such solvents. On the federal level, under the Hazardous Materials Transportation Act (HMTA), the United States Department of Transportation has promulgated requirements for the packaging, labeling and transportation of mineral spirits in excess of specified quantities. The Company does not intend to transport mineral spirits in quantities that would trigger the HMTA requirements.

Relative to the handling and disposal of mineral spirits, many states and local governments have established programs requiring the assessment and remediation of hazardous materials that have been improperly discharged into the environment. Liability under such programs is possible for unauthorized release of mineral spirits in violation of applicable standards. Civil penalties and administrative costs may also be imposed for such violations.

REGULATION OF GENERATION, TRANSPORTATION, TREATMENT, STORAGE AND DISPOSAL OF CONTAMINATED SOLVENTS. The generation, transportation, treatment, storage and disposal of contaminated solvents is regulated by the federal and state governments.

At the federal level, the Resource Conservation and Recovery Act authorized the EPA to develop specific rules and regulations governing the generation, transportation, treatment, storage and disposal of hazardous wastes as defined by the EPA. The EPA's definition of hazardous waste appears under Chapter 40 CFR
Part 261. The Company believes that none of the residue by-products, the used solvent before distillation or the solvent recycled in a SystemOne(R) Washer used in accordance with its intended purpose and instructions is subject to regulation as a "hazardous waste." By contrast, the Company believes that the mixture of solvent and contaminants which is periodically recovered from the machines of many of its competitors is subject to regulation as "hazardous waste."

The Company believes that the ability to recycle and manage its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target customers currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil would enable the Company's customers to: (1) dispose of or recycle the residue at no significant additional cost; and (2) avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system.

Even if the residue by-product was required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne(R) Washer effects a substantial reduction in the volume of waste product requiring disposal would still serve to minimize disposal costs.

The Company believes that solvent which has been used and is being held in a SystemOne(R)Washer prior to distillation is not a "waste" and is not subject to regulation as a hazardous waste.

The Company believes that the demand for its SystemOne(R) Washer is enhanced as a result of certain federal and state environmental laws and regulations. Although the demand for industrial parts cleaning machines and services may be substantial in certain international markets, the level of demand for the Company's SystemOne(R) Washer may not be substantial in certain countries as a result of permissive regulatory systems which allow the use of less environmentally stringent cleaning and waste disposal methods.

MANUFACTURING AND SUPPLY

On May 7, 1996, the Company entered into an agreement (the "Supply Agreement") with a supplier (the "Supplier") pusuant to which the Supplier agreed to supply to the Company, at the Company's election, between 3,000 and 5,000 SystemOne(R) units per year at established prices and in accordance with a delivery schedule. During the fourth quarter of 1996, the Company terminated the supply agreement and entered into a mutual release agreement pursuant to which the Company paid $139,673 to the Supplier for amounts outstanding under the Supply Agreement, inclusive of a $50,000 advance.

The Company currently manufactures its SystemOne(R) Washers at its 20,000 square foot manufacturing facilities located in Miami, Florida, at which all manufacturing operations, including design, metal cutting, bending and welding, painting and assembly can be performed. The Company has acquired all of the machinery necessary to manufacture SystemOne(R) Washers. The Company believes that it can produce up to 400 SystemOne(R) Washers a month at its current manufacturing facility. The Company intends to secure additional manufacturing capacity as the need arises.

The SystemOne(R) Washer is an assembly of raw materials and components all of which the Company believes are readily obtainable. The Company does not believe that it is dependent upon any of its respective current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne(R) Washers.

The Company is capable of manufacturing its other products in the amounts required for testing and test marketing in its own manufacturing facility.

DISTRIBUTION

In January 1997, the Company entered into an agreement with the Valvoline Company and First Recovery, both affiliates of Ashland Inc., to serve as the Company's exclusive sales representative in a territory comprising 14 major metropolitan markets across the United States (the "Territory"). The agreement has a term of one year. Either party may terminate the agreement at any time, with or without cause, upon 90 days written notice. Pursuant to the terms of the agreement, Ashland receives a commission on all units sold.

The marketing program with Ashland commenced in January 1997 and replaced the Company's limited original pilot program with Valvoline and First Recovery covering the Dallas and Houston markets. To assist in the marketing and support of this agreement, the Company plans to open support centers in each of the metropolitan areas comprising the Territory. Since the Valvoline Company and First Recovery have extensive sales forces, the Company does not plan to hire additional sales staff at this time. Although this program to date is proceeding as planned, there can be no assurance of the success of the program. The Company may market and service the SystemOne(R) Washers outside the Territory with its own marketing, service and technical support personnel.

In addition to its sales and service operations in Miami, during 1996 the Company established sales, service and technical support service centers in Orlando, Tampa, Jacksonville and West Palm Beach, Florida in order to support its operations in Florida.

The Company intends to continue to generate consumer awareness of its SystemOne(R) Washer through internal marketing efforts, general advertisements in trade publications, and participation in trade conventions.

SALES FINANCING AND SERVICING PROGRAMS

To date, the Company has made its SystemOne(R) Washers available to the public through a third party leasing program. The Company entered into an agreement (the "Product Financing Agreement") with Oakmont Financial Services ("Oakmont") on May 28, 1996 pursuant to which Oakmont agreed to provide third party leasing services to customers leasing SystemOne(R) Washers. Oakmont may reject a lease application if, in its sole discretion, the proposed transaction does not comply with Oakmont's then applicable criteria. If Oakmont elects to provide lease financing, Oakmont purchases the SystemOne(R) Washer from the Company at an agreed upon price.

The Product Financing Agreement provides that, upon the customer's satisfaction of all of its lease payment obligations to Oakmont, the Company may, at its option, repurchase the subject equipment from Oakmont at a cash purchase price equal to the fair market value of the subject equipment plus applicable sales tax. The Product Financing Agreement states that the fair market value of a SystemOne(R) Washer shall be determined by the mutual agreement of the Company and Oakmont or, if such an agreement is not reached, by an appraiser selected by mutual agreement of the Company and Oakmont.

Under the Product Financing Agreement, the Company has agreed, for a fee, to utilize a reasonable and non-discriminatory approach to assist Oakmont in reselling any SystemOne(R) Washers with respect to which a customer has failed to discharge its payment obligations to Oakmont. The Product Financing Agreement states that Oakmont does not have recourse against the Company for customer failures to discharge their obligations to Oakmont unless the Company has breached and failed to cure certain warranties, including warranties related to product use and performance, as well as warranties relating to information provided by the lessee. In the event the Company breaches its warranty and fails to cure the breach, the Product Financing Agreement requires the Company to purchase from Oakmont the leased equipment and Oakmont's rights under the lease agreements with the customer for an amount equal to the sum of all lease payments then due and owing under the lease, all lease payments payable from the date of default to the end of the lease term, less any applicable deposit which may be retained by Oakmont.

The Product Financing Agreement has a term of one year, which term automatically renews for successive one-year terms. Under the Product Financing Agreement, either the Company or Oakmont may terminate the agreement with or without cause upon 60 days notice, without affecting the rights and obligations of either party with respect to previous sales. In addition, if Oakmont declines any five lease applications within a 30-day period, which lease applications are accepted and funded by a third party on terms declined by Oakmont, the Company may, upon 10 days notice, terminate the Product Financing Agreement.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

The Company holds one or more United States patents relating to its SystemOne(R) Washer, Power Spray Washer, Spray Gun Washer, Immersion Washer and Thermal Oxidizer and anticipates that it will apply for additional patents it deems appropriate. The Company has applied for international patents in Canada, Japan, Europe and Mexico.

The Company's patents with respect to its SystemOne(R) Washer were issued on September 27, 1994 and August 27, 1996 and will expire on September 26, 2011 and August 26, 2012, respectively. The Company has four additional patents pending with the U.S. Patent Office with respect to its SystemOne(R) Washer. The Company's patent with respect to its Power Spray Washer was issued on January 11, 1994, and expires on January 10, 2011. The Company's patent with respect to its Spray Gun Washer was issued on February 14, 1995, and expires on February 13, 2012. The Company's patent with respect to its Immersion Washer was issued on May 21, 1996 and expires on May 20, 2013. The Company's patent with respect to its MiniDisposer was issued on December 3, 1996 and expires on December 2, 2013. The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that patents will not be circumvented or invalidated or that the Company's competitors will not commence marketing self-contained washers with similar technology. It is possible that the Company's existing patent rights may not be valid although the Company believes that its patents and products do not and will not infringe patents or violate proprietary rights of others. It is possible that infringement of existing or future patents or proprietary rights of others may occur. In the event the Company's products or processes infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. There can be no assurance that the Company will be able to do so in timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation actions. Moreover, if the Company's product or processes infringes patents or proprietary rights of others, the Company could, under certain circumstances, become the subject of an immediate injunction and be liable for damages, which could have a material adverse effect on the Company.

In December 1996, the Company received a federal trademark with respect to the mark "SystemOne" and design.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. The Company has entered into confidentiality agreements with its employees, suppliers and appropriate vendors. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 1996 and 1995, the Company expended $684,467 and $393,874, respectively, on research and development of its various products.

The Company plans to continue to focus significant resources on research and development of existing and future product lines. The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and progress and the Company will seek to retain what the Company perceives as its technological superiority over its competitors' products. In order to keep pace with the rate of technological change, the Company intends to devote considerable resources in time, personnel and funds on continued research and development for its products. Accordingly, the Company anticipates that its research and development costs will continue to increase for the foreseeable future.

EMPLOYEES

As of March 1, 1997, the Company employed 47 employees, of whom 6 were in corporate management, 2 were in research and development, 11 were in sales and marketing, 25 were in manufacturing, and 3 were in administration. To date, the Company has had no difficulty attracting and retaining qualified employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

The Company maintains its corporate headquarters, research and development laboratory and manufacturing facilities in two 10,000 square foot buildings located in Miami, Florida pursuant to leases which expire on December 31, 1998. The Company has entered into a new lease with respect to a 30,000 square foot facility located in Miami, Florida which will become the Company's primary manufacturing facility commencing on or about June 1, 1997. The lease for this new facility commences on or about June 1, 1997 and expires on or about July 31, 2002. Branch support center leases have been entered into in Florida and Texas to serve those markets. Such leases have terms of one to two years and require monthly rental payments ranging from $450.00 to $862.50. Several additional support centers throughout the United States are planned in order to serve additional markets. The Company believes that its current manufacturing facilities, including the new facility, are suitable for their intended purposes and have capacities adequate for the current and projected needs for the Company's products. The estimated future minimum lease payments for 1997 under non-cancelable operating leases are $143,752.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock has traded on the NASDAQ SmallCap Market System under the symbol MANS since September 27, 1996, the date of the IPO. The following table sets forth, for the periods indicated, the high and low per share bid prices of the Common Stock as reported on the NASDAQ Small Cap Market:

                                                         HIGH             LOW
                                                      ---------        ---------

Third Quarter 1996 (beginning September 27, 1996)     $    9.25        $    8.13

Fourth Quarter 1996                                   $    8.63        $    7.00

First Quarter 1997 (through February 28, 1997)        $   16.00        $    7.69

No cash dividends have been paid to date by the Company on its Common Stock. The Company intends to retain all future earnings for the operation and expansion of its business and does not anticipate the payment of dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit or other agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant.

As of March 1, 1997, the Company had approximately 59 shareholders of record. There are in excess of 250 beneficial owners of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Since its inception in November 1990 the Company has devoted substantially all of its resources to research and development programs relating to its full line of self contained, recycling industrial parts washers. The Company was a development stage company through June 30, 1996, and commenced its planned principal operations in July 1996. The Company has been unprofitable since its inception and it anticipates that it will incur losses until such time as the Company is able to generate sufficient revenues to offset its operating costs and the costs of its continuing expansion. In light of the material uncertainties in connection with the commencement of the Company's operations, the Company cannot reasonably estimate the length of time before the Company may generate net income, if ever.

The Company has made its SystemOne(R) Washer and services available to the public through a third party leasing program. The Company recognizes the revenue from the sale of a machine at the time that the equipment is delivered either to the third party lessor or directly by the Company to the lessee. A portion of the revenue (currently estimated at 10% of the sale price per machine) is accounted for as deferred revenue, and recognized as revenue with respect to the service portion of the agreement over the term of the underlying lease.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

The Company was a development stage company and did not generate any operating revenues prior to June 30, 1996. Therefore, comparison between the periods presented is not meaningful in certain instances.

The Company generated revenues of $735,745 for the year ended December 31, 1996 in connection with the sale of the Company's SystemOne(R) Washers. During 1996, the Company sold 287 SystemOne(R) Washers, substantially all of which were made under the Product Financing Agreement with Oakmont.

The Company's cost of goods sold for the year ended December 31, 1996 were $581,261, which, as a percentage of net sales, represented 79.0% for the year ended December 31, 1996. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses. As the number of units produced increases, the Company anticipates that the cost of goods sold as a percentage of sales should decrease as a result of achieving economies of scale.

The Company's research and product development expenses for the year ended December 31, 1996 increased by 74% to $684,467 from $393,874 for the comparable period in 1995. This increase is primarily related to the Company's accelerated development of the SystemOne(R) prototype during 1996, as opposed to the basic and applied research conducted during the earlier period. During 1996, the Company manufactured and delivered SystemOne(R) Washers to various potential customers in order to test market receptivity.

The Company's selling, general and administrative expenses for the year ended December 31, 1996 increased by 84% to $1,670,383 from $907,393 for the comparable period in 1995. The increase in selling, general and administrative expense is due to the hiring of additional marketing staff. The Company anticipates that its monthly general and administrative expenses will continue to increase over the next twelve months as the Company expands in accordance with its proposed business plan. However, a portion of the selling, general and administrative expenses are considered fixed; therefore, the Company anticipates that selling, general and administrative expenses as a percentage of revenue will decrease as the fixed costs are spread over a higher volume of sales.

The Company recognized net interest income of $46,345 for 1996 as compared to net interest expense of $(17,878) for 1995. The Company's interest income for the year ended December 31, 1996 was due to the decrease in indebtedness of the Company and from the investment of the proceeds from the IPO in interest and cash equivalent instruments.

For the year ended December 31, 1996, the Company incurred an exchange expense of $344,631 in connection with the conversion of all outstanding shares of Series A Preferred Stock into shares of Common Stock.

For the year ended December 31, 1996, the Company paid dividends on redeemable preferred stock of $147,000 compared with $222,067 for the year ended December 31, 1995.

As a result of the foregoing, the Company incurred net losses of $2,498,652 and $1,319,145 for the years ended December 31, 1996 and 1995, respectively. The Company's net losses to common shares for the years ended December 31, 1996 and 1995 were $2,645,652 and $1,541,212, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $6,089,346 including cash and cash equivalents of $5,320,608. In connection with the IPO, the Company received net proceeds of $6,034,660 and retired $500,000 in principal amount of short term notes. The IPO proceeds were invested in an institutional money market fund and will be used to finance the Company's business plan as required.

The capital requirements relating to implementation of the Company's business plan will be significant. Based on the Company's current assumptions relating to implementation of its business plan (including the timetable of and the cost associated with development of manufacturing capabilities, a service fleet, a corporate headquarters, and research and development facilities), the Company will seek to develop additional service centers as part of its product rollout. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products and services and the Company's third party leasing arrangement with Oakmont. If the Company's third party leasing arrangements with Oakmont prove to be unsuccessful, and the Company is unable to locate another third party willing to provide comparable third party leasing services, the Company believes that it will be substantially dependent upon the proceeds of the IPO to execute its proposed plan of operations over the next 12 months. If the Company's plans change, its assumptions prove to be inaccurate, the capital resources available to the Company otherwise prove to be insufficient to implement its business plan (as a result of unanticipated expenses, problems or difficulties, or otherwise), the Company has plans to restructure its operations to minimize cash expenditures and/or obtain additional financing in order to support its plan of operations. In order to reduce certain of the Company's up-front capital requirements associated with service center and service fleet development, the Company intends to lease service center sites and may seek, to the extent possible, to lease rather than purchase certain equipment and vehicles necessary for service center development. There can be no assurance that the Company will have sufficient capital resources to permit it to fully implement its business plan. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available from additional sources of financing, the Company's business may be materially adversely affected. In addition, any implementation of the Company's business plan subsequent to the 12 month period immediately following the IPO will require capital resources substantially greater than the proceeds of the IPO or otherwise currently available to the Comapny.

Aside from meeting SystemOne(R) Washer purchase and lease orders, the Company's material commitments principally relate to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $13,061 per month), and make installment payments pursuant to an equipment purchase finance agreement (currently approximately $5,690 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months as a result of the Company's planned expansion.

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

As of December 31, 1996, the Company's accumulated deficit totaled $4,729,866. Since its inception, the Company has financed its operations through a variety of stock and debt issuances and conversions and the sale of property, some of which are described below.

In November 1994, the Company borrowed $500,000 pursuant to a 12% Secured Convertible Promissory Note (the "Secured Note"). In April 1995 the Company issued 490,000 shares of 12% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") in exchange for $1,950,000 in cash and the satisfaction of the Secured Note.

In May 1995, in order to minimize the Company's dividend obligations, the Company converted 580,000 shares of First Series Preferred Stock, and subsequently, all of the outstanding shares of First Series Preferred Stock and accrued interest thereon were converted into an aggregate 656,729 shares of Common Stock.

In May 1996, the Company issued 20,000 shares of Common Stock in satisfaction of a promissory note in the principal amount of $100,000.

In June 1996, the Company issued 628,180 shares of Common Stock in exchange for all of the Series A Preferred Stock and accrued dividends thereon.

Pursuant to a revolving line of credit dated June 1, 1990, Mr. Paul Mansur, the Company's Chief Executive Officer and Director, advanced the Company an aggregate of $150,000 (the "Debt") between June 1, 1990 and May 31, 1996. On December 31, 1994 and December 31, 1995, the Company paid Mr. Paul Mansur $34,814 and $12,000, respectively, in satisfaction of interest owed with respect to the Debt. On May 31, 1996, the Company paid Mr. Paul Mansur $150,000 and $5,000 in satisfaction of the outstanding principal balance of and the interest owed with respect to the Debt.

In June 1996, the Company issued (the "Private Financing") $1,012,500 in principal amount of Convertible Notes, bearing interest at the rate of 4% per annum through September 30, 1996 and thereafter until maturity at the rate of 12% per annum, and convertible into Common Stock at a conversion price of $6.75 per share. Pursuant to the provisions of the Convertible Notes, the entire outstanding principal amount was converted into 150,000 shares of Common Stock in connection with the IPO.

As of September 9, 1996, the Company issued $500,000 in principal amount of Short Term Notes, bearing interest at the rate of 4% through September 1996 and 12% thereafter. The Short Term Notes were retired in connection with the IPO.

The Company's cash and cash equivalents balance increased by $4,404,225 during the year ended December 31, 1996 to an ending balance of $5,320,608. At December 31, 1996, the Company had working capital of $6,089,346.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS.
------------------------------------------------------------

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its systems on a cost effective basis, market acceptance of the Company's products and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This item begins on the next page.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mansur Industries Inc.:

We have audited the accompanying balance sheets of Mansur Industries Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansur Industries Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP

February 10, 1997
Miami, Florida

                             MANSUR INDUSTRIES INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

            ASSETS                                                           1996           1995
            ------                                                           ----           ----
Current assets:
      Cash                                                               $ 5,320,608        916,383
      Accounts receivable                                                    569,926           --
      Inventory                                                              617,465        193,838
      Other assets                                                            29,700         18,290
                                                                         -----------    -----------
                          Total current assets                             6,537,699      1,128,511

Intangible assets                                                             46,166           --

Property and equipment, net                                                  373,513        324,431
                                                                         -----------    -----------

                          Total assets                                   $ 6,957,378      1,452,942
                                                                         ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued expenses                                  297,747        219,477
      Deferred revenue                                                        95,160           --
      Due to officers/shareholders                                              --          250,000
      Current installments of long-term debt                                  55,446         45,846
                                                                         -----------    -----------
                          Total current liabilities                          448,353        515,323

Long-term debt, excluding current installments                               118,432        154,165
                                                                         -----------    -----------

                          Total liabilities                                  566,785        669,488
                                                                         -----------    -----------

Convertible redeemable preferred stock, $1 par value.
      Authorized 1,500,000 shares, issued and outstanding 0 and
      490,000 shares at December 31, 1996 and 1995, respectively                --        2,573,863

Stockholders' equity (deficit):
      Common stock, $0.001 par value. Authorized
      25,000,000 shares, issued and outstanding 4,601,309
      and 2,673,129 for 1996 and 1995, respectively                            4,601          2,673

      Additional paid-in capital                                          11,115,858        438,132
      Accumulated deficit                                                 (4,729,866)    (2,231,214)
                                                                         -----------    -----------

                          Total stockholders' equity (deficit)             6,390,593     (1,790,409)
                                                                         -----------    -----------
                          Total liabilities and  stockholders' equity
                            (deficit)                                    $ 6,957,378      1,452,942
                                                                         ===========    ===========

See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1996 and 1995
                                                                       1996           1995
                                                                       ----           ----
Revenues                                                            $   735,745           --
Costs of goods sold                                                    (581,261)          --
                                                                    -----------    -----------
      Gross profit                                                      154,484           --

Operating expenses:
      General and administrative                                      1,670,383        907,393
      Research and development                                          684,467        393,874
                                                                    -----------    -----------

                          Total operating expenses                    2,354,850      1,301,267
                                                                    -----------    -----------

                          Loss from operations                       (2,200,366)    (1,301,267)

Interest expense                                                        (41,432)       (63,528)
Interest income                                                          87,777         45,650
Exchange expense on redeemable preferred stock                         (344,631)          --
                                                                    -----------    -----------

                          Net loss                                   (2,498,652)    (1,319,145)

                          Dividends on redeemable preferred stock      (147,000)      (222,067)
                                                                    -----------    -----------

                          Net loss to common shares                 $(2,645,652)    (1,541,212)
                                                                    ===========    ===========

                          Net loss per common share                 $     (0.78)         (0.66)
                                                                    ===========    ===========

                          Weighted average shares outstanding         3,378,008      2,335,140
                                                                    ===========    ===========

See accompanying notes to financial statements.


                             MANSUR INDUSTRIES INC.
                  Statements of Stockholders' Equity (Deficit)
                           December 31, 1996 and 1995

                                                              COMMON STOCK
                                                      -----------------------------                     TOTAL
                                PREFERRED STOCK                          ADDITIONAL                 STOCKHOLDERS'
                               ------------------                         PAID-IN      ACCUMULATED      EQUITY
                               SHARES      AMOUNT     SHARES     PAR       CAPITAL        DEFICIT     (DEFICIT)
                               ------      ------     ------     ---     ----------    -----------  -------------
Balance at December 31, 1994   580,000    $633,929  2,000,000  $2,000     ($12,257)     ($912,069)   ($922,326)

Issuance of preferred stock
    in exchange for cash and
    note payable, net of costs 490,000   2,374,596          -       -            -              -            -

Accrued dividends on
    preferred stock                  -      22,800          -       -      (22,800)             -      (22,800)

Conversion of preferred stock
    and accrued dividends to
    common stock              (580,000)   (656,729)   656,729     657      656,072              -      656,729

Accrued dividends on
    preferred stock                  -     199,267          -       -     (199,267)             -     (199,267)

Issuance of common stock in
    exchange for services
    rendered                         -           -     16,400      16       16,384              -       16,400

Net loss                             -           -          -       -            -     (1,319,145)  (1,319,145)
                              --------  ----------  ---------  ------  -----------    -----------   ----------
Balance at December 31, 1995   490,000   2,573,863  2,673,129   2,673      438,132     (2,231,214)  (1,790,409)

Issuance of common stock in
    exchange for services
    rendered                         -           -     30,000      30      104,970              -      105,000

Conversion of note payable
    into common stock                -           -     20,000      20       99,980              -      100,000

Accrued dividends on
    preferred stock                  -     147,000          -       -     (147,000)             -     (147,000)

Exchange of preferred stock
    and accrued dividends to
    common stock              (490,000) (2,720,863)   628,180     628    3,064,866              -    3,065,494

Issuance of common stock
    resulting from conversion
    of notes payable and
    interest                                          150,000     150    1,021,350             -     1,021,500

Issuance of common stock
    resulting from initial
    public offering
    including conversion
    of notes payable,
    net of costs                     -           -  1,000,000   1,000    5,875,560             -     5,876,560

Issuance of common stock for
    underwriter overallotment,
    net of costs                     -           -    100,000     100      658,000              -      658,100

Net loss                             -           -          -       -            -     (2,498,652)  (2,498,652)
                              --------  ----------  ---------  ------  -----------    -----------   ----------
                                     -         $ -  4,601,309  $4,601  $11,115,858    ($4,729,866)  $6,390,593
                              ========  ==========  =========  ======  ===========    ===========   ==========

See accompanying notes to financial statements.


                             MANSUR INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                   For years ended December 31, 1996 and 1995

                                                                                    1996           1995
                                                                                    ----           ----
Cash used in operating activities:
      Net loss                                                                  $(2,498,652)    (1,319,145)
      Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation                                                          48,172         42,404
               Stock issued for services                                            105,000         16,400
               Interest expense on notes payable converted to common stock            9,000           --
               Changes in operating assets and liabilities:
                    Accounts receivable                                            (569,926)          --
                    Inventory                                                      (423,627)       (95,245)
                    Other assets                                                    (11,410)        (7,884)
                    Intangibles                                                     (46,166)          --
                    Accounts payable and other accrued expenses                      78,270        167,786
                    Deferred revenue                                                 95,160           --
                                                                                -----------    -----------

                           Net cash used in operating activities                 (3,214,179)    (1,195,684)
                                                                                -----------    -----------
Investing activities:
      Purchase of property and equipment                                            (97,277)       (15,062)
      Proceeds from mortgage note receivable                                           --          200,000
                                                                                -----------    -----------

                           Net cash used in investing activities                    (97,277)       184,938
                                                                                -----------    -----------
Financing activities:
      Proceeds from notes payable and line of credit                              1,512,500           --
      Repayment of notes payable                                                   (176,110)       (43,637)
      Proceeds from issuance of common stock                                      6,034,660           --
      Proceeds from issuance of preferred stock                                        --        1,950,000
      Exchange expense on preferred stock exchanged for common stock                344,631           --
                                                                                -----------    -----------

                           Net cash provided by financing activities              7,715,681      1,906,363
                                                                                -----------    -----------

                           Net increase (decrease) in cash                        4,404,225        895,617

Cash, beginning of period                                                           916,383         20,766
                                                                                -----------    -----------

Cash, end of period                                                             $ 5,320,608        916,383
                                                                                ===========    ===========

Supplemental cash flow disclosure:
      Interest paid                                                             $    41,432         63,528
                                                                                ===========    ===========

Supplemental disclosures of noncash investing and financing activities:
      During 1995, convertible preferred stock in the amount of $580,000 and related accrued dividends in the amount of $76,729 were converted to common stock [see note 6(b)].
      During 1996, the Company exchanged 490,000 shares of preferred stock in the amount of $2,374,596 plus related accrued dividends of $346,267 for 628,180 shares of common stock. In connection with this transaction the Company recorded an exchange expense of 12% in the amount of $344,631 [note 6(a)].

      In connection with the Company's initial public offering, $500,000 in notes payable were converted to common stock.

                             MANSUR INDUSTRIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1)         THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Mansur Industries Inc. (the "Company") is primarily engaged in research and development, marketing, and production of industrial parts cleaning equipment for use in automotive, marine, airline and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporates continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminated solvents and solutions.

            (A)      OPERATIONS AND LIQUIDITY

                     The Company has been primarily engaged in research, development, marketing, and initial production of its products. The Company's ultimate success is dependent upon future events, including the successful commercialization of the Company's products. The Company was considered a development stage enterprise until it realized its first product sales during the third quarter of 1996.

                     As indicated in the accompanying financial statements as of December 31, 1996 and 1995, the Company's accumulated deficit totaled $4,729,866 and $2,231,214, respectively. In past years, the Company has financed this deficiency primarily through additional debt and private placements of convertible redeemable preferred stock. On September 27, 1996, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") in connection with an initial public offering ("IPO") of 1,100,000 shares of its common stock. The IPO was consummated on October 2, 1996 [see note 7(b)].

            (B)      CASH AND CASH EQUIVALENTS

                     Cash and cash equivalents includes cash on hand, demand deposits, and short term investments with original maturities of three months or less.

            (C)      INVENTORY

                     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Inventory consists of the following at December 31, 1996 and 1995:

                                                            1996         1995
                                                            ----         ----

                          Raw materials                   $355,690      55,738
                          Work in progress and
                             finished goods                261,775     138,100
                                                          --------     -------
                                                          $617,465     193,838
                                                          ========     =======

            (D)      PROPERTY AND EQUIPMENT, NET

                     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets.

            (E)      INTANGIBLES

                     Patents, patent applications and rights are stated at acquisition cost. Amortization is recorded using the straight-line method over the legal lives of the patents, generally for a period ranging up to 17 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future cash flows from operations derived from intangible assets is less than their carrying value.

            (F)      FINANCIAL INSTRUMENTS

                     In assessing the fair value of financial instruments at December 31, 1996 and 1995, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at those times. The carrying amount of long-term debt approximates fair value at December 31, 1996 and 1995, respectively, based on rates currently available to the Company for similar debt. For certain instruments, including accounts payable and accrued expenses, and short-term debt, the carrying amount approximates fair value due to their short maturity.

            (G)      RESEARCH AND DEVELOPMENT

                     Research and development expenses consist primarily of costs incurred in connection with engineering activities related to the development of industrial parts cleaning machinery and are expensed as incurred.

            (H)      INCOME TAXES

                     The Company accounts for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

            (I)      NET LOSS PER COMMON SHARE

                     The computation of net loss per common share for each year is based on the weighted average number of common shares outstanding. When dilutive, convertible preferred stock and convertible notes are included as common share equivalents using the "if converted" method. As these instruments have an antidilutive effect for the years presented, they are not included in the weighted average calculation. Primary and fully diluted earnings per share are the same for each of the years presented.

            (J)      USE OF ESTIMATES

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            (K)      NEW ACCOUNTING STANDARDS

                     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which becomes effective for fiscal years beginning after December 15, 1995 and permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") which allows an entity to measure compensation costs using the intrinsic value method of accounting and provide pro forma net income and pro forma earnings per share disclosure as if the fair-value-based method defined by SFAS No. 123 had been applied. The Company is currently accounting for stock-based compensation under APB Opinion No. 25 and has opted to continue accounting for stock-based compensation under this method.

                     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which becomes effecitive for transactions occuring after December 31, 1996. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings. The Company has not determined what impact, if any, this standard will have on its results of operations and financial position.

(2)         PROPERTY AND EQUIPMENT, NET

            Property and equipment as of December 31, 1996 and 1995 was as follows:

                                             1996         1995      USEFUL LIFE
                                             ----         ----      -----------

                Furniture and equipment    $ 90,711      20,433       5 years
                Machinery and equipment     380,582     353,606      10 years
                Leasehold improvements       10,852      10,852       -
                                           --------     -------
                                            482,145     384,891

                Less accumulated
                   depreciation             108,632      60,460
                                           --------     -------

                                           $373,513     324,431
                                           ========     =======

            Depreciation expense was $48,172 and $42,404 for the years ended December 31, 1996 and 1995, respectively.

(3)         DUE TO OFFICERS/SHAREHOLDERS

            The balance in due to officers/shareholders at December 31, 1995 consisted of notes payable in the amounts of $100,000 and $150,000 to a shareholder and the chief executive officer, respectively. During the second quarter of 1996, the note due to the shareholder was converted into 20,000 shares of the Company's common stock at a conversion rate of $5.00 per share. The note payable to the chief executive officer was paid off in its entirety in May 1996.

            In June and September 1996, the Company issued cumulative convertible redeemable notes payable, with interest of 4% per annum until September 30, 1996 and 12% thereafter, in the aggregate amount of $1,012,500, of which $303,750 was due to certain directors of the Company. These notes were automatically converted into 150,000 shares of common stock at a price of $6.75 per share simultaneously with the IPO of the Company.

(4)         LONG-TERM DEBT

            Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                                1996          1995
                                                                                ----          ----
            12.5% note payable in monthly installments of $5,690, including interest, due August 4, 1999, secured by equipment with a
                  depreciated cost of $216,034                                $154,165       200,011

            6.5% capital lease with monthly installments of $392, including
                  interest, due November 21, 2001                               19,713             -
                                                                              --------        ------
                                                                               173,878       200,011

            Less current installments                                           55,446        45,846
                                                                              --------      --------

                       Long-term debt, excluding current installments         $118,432       154,165
                                                                              ========       =======

            The aggregate maturities of long-term debt for each of the four years subsequent to December 31, 1996 and 1995, are as follows:

                   YEAR ENDING DECEMBER 31,              AMOUNT
                   ------------------------              ------
                            1997                         $55,446
                            1998                          62,561
                            1999                          47,483
                            2000                           8,388
                                                        --------
                                                        $173,878
                                                        ========

(5)         INCOME TAXES

            Since the Company was in the development stage through September 30, 1996, all of its costs through that date have been capitalized for tax purposes. Such amounts will be amortized for tax purposes over a 60 month period beginning with the month the Company commenced its trade or business. The Company incurred a $14,280 capital loss on the sale of real property in 1992. The capital loss may be carried forward by the Company for up to five years and will expire at the end of 1997. Capital losses carried forward may only be used to offset future capital gains. The gross amount of the deferred tax assets as of December 31, 1996 and 1995 was approximately $1,755,000 and $840,000, respectively. These deferred tax assets consist primarily of net operating and capital loss carryforwards, start-up costs, and research and experimental costs capitalized for tax purposes. The net operating losses of the Company will expire in varying amounts through the year 2012. Since realization of these tax benefits is not assured, a valuation allowance has been recorded against the entire deferred tax asset balance. In addition, if certain substantial changes in ownership should occur, there would be an annual limitation of the amount of tax attribute carryforwards which can be utilized in the future.

(6)         REDEEMABLE PREFERRED STOCK

            (A)      SERIES A PREFERRED STOCK

                     In April 1995, the Company issued 490,000 shares of 12 percent cumulative convertible redeemable preferred stock (the "Series A") as part of a second private placement within the meaning of Rule 144 of the Securities Act of 1933 (the "Act") at an offering price of $5 per share. The issuance raised $1,950,000 in cash and converted an existing $500,000 unsecured convertible promissory note into Series A shares. The Series A were convertible into common stock, one for one, at any time during the first 18 months following the issuance of the stock at the option of the stockholder. All then outstanding shares of Series A were to be redeemed no later than June 30, 1996. Dividends were payable at the time of conversion or redemption.

                     On April 27, 1996, the board of directors of the Company approved an offer to exchange all of the Series A plus the aggregate amount of dividends accrued through June 30, 1996 in the amount of $346,267 for 628,180 shares of common stock. In June 1996, 100% of the Series A shareholders accepted the Company's offer to exchange all of their preferred shares together with their dividends. As such, included in the accompanying statement of operations for the year ended December 31, 1996 is an amount of $344,631 relating to the expense recognized by the Company in connection with this exchange.

            (B)      FIRST SERIES PREFERRED STOCK

                     In the fourth quarter of 1993, the Company issued 580,000 shares of 12 percent cumulative convertible redeemable preferred stock (the "First Series") in a private placement. The stock was convertible into common stock, one for one, at any time during the first 18 months following the issuance of the stock at the option of the stockholder. Dividends were payable at the time of the conversion or redemption.

                     On May 30, 1995, the board of directors of the Company approved the redemption of all of the First Series outstanding at the redemption price of $1 per share plus dividends accrued through June 30, 1995, subject to the preferred shareholders' prior right to convert such preferred stock into common stock of the Company. In June 1995, 100% of the First Series with cumulative dividends thereon was converted into common stock on a one-for-one basis.

(7)         STOCKHOLDERS' EQUITY

            (A)      CONVERTIBLE NOTE PAYABLE

                     In May 1996, the Company converted a $100,000 note payable into 20,000 shares of common stock at a price of $5 per share pursuant to an amendment to the note signed in January of 1996.

            (B)      COMMON STOCK

                     As discussed in note 1, on October 2, 1996, the Company consummated an IPO whereby it made available to the public 1,100,000 shares of its common stock at a public offering price of $7.50 per share. The Company received proceeds of $6,034,660, net of underwriting discounts and other direct IPO costs. In addition, notes payable in the amount of $500,000 were converted into common stock in connection with the IPO.

            (C)      STOCK BASED COMPENSATION

                     In 1996, the Company adopted an executive compensation plan (the "Plan") pursuant to which the Company's board of directors may provide grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock related awards and performance or annual incentive awards to officers and key employees. During 1996, the Company granted 10,000 options to purchase common stock at $7.50 per share and 5,000 options to purchase common stock at $8.125 per share. All options have 10-year terms and vest over a 3-year period from the date of grant. At December 31, 1996, the total number of common shares available for grant under the Plan is 375,000. The weighted-average remaining contractual life of outstanding options is 9.83 years at December 31, 1996. There were no exercisable options outstanding at December 31, 1996.

                     As discussed in note (1), the Company applies APB Opinion No. 25 in accounting for its Plan, and, accordingly, no compensation costs have been recognized for its stock options in the financial statements. In connection with the disclosure requirements under SFAS No. 123, the Company estimated the weighted-average fair value of options granted during 1996 at $5.67, using the Black-Scholes option-pricing model. The following weighted average assumptions were used: no expected dividend yield, risk-free interest rate of 6.85%, expected volatility of 55.26%, and an expected life of 10 years. The impact on the Company's net loss and loss per share for 1996 of applying the fair-value-based method of accounting in accordance with SFAS No. 123 is not material.

(8)         COMMITMENTS

            (A)      LEASES

                     The Company leases operating facilities under fixed rent operating leases. The facilities have lease terms ranging from nine months to five years. Subsequent to year end, the Company entered into an operating lease for its new corporate headquarters. As such, future payments are included in the future minimum lease payment schedule herein.

                     Total rent expense was $85,327 and $55,572 for the years ended December 31, 1996 and 1995, respectively.

                     At December 31, 1996, the estimated future minimum lease payments under non-cancelable operating leases are as follows:

                              DECEMBER 31,
                              ------------
                                  1997               $143,752
                                  1998                113,815
                                  1999                 19,018
                                  2000                 19,875
                                  2001                 20,770
                                                      -------

                                                     $317,230
                                                     ========

            (B)      EMPLOYMENT AGREEMENT

                     On September 1, 1993, the Company entered into an employment agreement with the president of the Company. Under the terms of this agreement, the Company agreed to pay the president a salary of $66,000 per annum for two years from the date of the agreement. In September 1995, this agreement was renewed for an additional two years. In August 1994, the Company amended the employment agreement to provide for a $500 per month car allowance and a $50,000 net after tax bonus for each patent issued or allowed by the United States Patent Office, both on a going-forward basis and retroactively, in consideration for the president, as inventor, assigning his rights under such patents to the Company. As of December 31, 1995, four such patents had been granted and as a result, an amount of $179,350 was accrued at December 31, 1995. In December 1996, the Company amended the employment agreement pursuant to a Board of Directors meeting held December 1996 to provide for an annual salary of $120,000.

                     In September 1995, the Company entered into a two year employment agreement with the Chief Executive Officer of the Company which provided for an annual base salary of $48,000 and discretionary bonuses, based on performance, as determined by the Compensation Committee of the Board of Directors. In December 1996, the Company amended the employment agreement pursuant to a Board of Directors meeting held December 1996 to provide for an annual salary of $120,000.

            (C)      SUPPLY AGREEMENT

                     On May 7, 1996, the Company entered into an agreement (the "Supply Agreement") with a supplier (the "Supplier") pusuant to which the Supplier agreed to supply to the Company, at the Company's election, between 3,000 and 5,000 SystemOne(R) units per year at established prices and in accordance with a delivery schedule. The Supply Agreement delivery schedule provided for the monthly delivery of a minimum of 100, 200, 300 and 400 SystemOne(R) Washers in the quarters commencing August 1996, November 1996, February 1997 and May 1997, respectively, for the monthly delivery of a maximum of 500 SystemOne(R) Washers after December 1996. The Supply Agreement provided for adjustments in the established pricing schedule based upon certain reductions in the cost of production and/or increases in the cost of sheet metal. During the fourth quarter of 1996, the Company terminated the Supply Agreement. In accordance with the termination of the Supply Agreement the parties entered into a mutual release agreement pursuant to which the Company agreed to pay $139,673 to the Supplier for amounts outstanding under the Supply Agreement, inclusive of a $50,000 advance.

 (9)        PRODUCT FINANCING AGREEMENT

            In May 1996, the Company entered into an agreement (the "Product Financing Agreement") with a leasing company which agrees to purchase machines produced by the Company and subsequently lease these machines to customers for 60 month terms. The Company will market the machines and provide the leasing company with credit information on potential customers which they may either accept or reject. The Product Financing Agreement states that the leasing company does not have recourse against the Company for customer failures to discharge their obligations to the leasing company unless the Company has breached and failed to cure certain warranties.

            Under the Product Financing Agreement, the Company has agreed to provide periodic service for the machines including solvent requirements. Revenue from providing such services is deferred and recognized over the lease term of the machine. In addition, upon the leasing company's request, the Company agrees to assist, without obligation, the leasing company in remarketing any repossessed or surrendered equipment for a fee. At the end of each customer lease, the Company has the option to purchase the machine from the leasing company at its fair market value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Management" contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive Compensation" contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Security Ownership" contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Transactions" contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (A)   EXHIBITS

                  EXHIBIT   DESCRIPTION

                  3.1       Restated Articles of Incorporation of Registrant (1)

                  3.2       Bylaws of Registrant, as amended (1)

                  4.1       Certificate for Shares of Common Stock, per value
                            $.001 (1)

                  4.3 Proposed form of Representatives' Warrant Agreement between the Registrant and the Underwriter with form of warrant attached (1)

                  10.1      Registrant's Executive Incentive Plan (1)

                  10.2 Master Lease and Distribution Agreement, effective August 1, 1996, among the Registrant, The Valvoline Company and First Recovery (1)

                  10.3 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)

                  10.4 Employment Agreement between Pierre G. Mansur and the Registrant dated September 1, 1995 (1)

                  10.5 Employment Agreement between Paul I. Mansur and the Registrant dated September 1, 1995 (1)

                  10.6      Employment Agreement between the Company and Charles
                            W. Profilet, dated as of November 27, 1995 (1)

                  10.7 Vendor Lease Plan Agreement between the Registrant and Oakmont Financial Services, dated as of May 28, 1996 (1)

                  10.8 A Manufacture Agreement between the Registrant and EMJAC Industries, Inc, dated as of May 7, 1996 (1)

                  10.9 Lease Agreement, dated October 29, 1994, between Registrant and Marvin L. Duncan (1)

                  10.10 Security Agreement between the Registrant and The CIT Group/Equipment Financing, Inc. for one (1) TRUMPF TC 200 CNC Punching Machine, Serial No. 070080 with tooling package dated as of October 25,1995 (1)

                  10.11 Term Life Insurance Policy for Pierre G. Mansur with the Equitable Life Assurance Society of the United States, dated as of November 9, 1994 (1)

                  10.12 Term Life Insurance Policy for Paul I Mansur with the Equitable Life Assurance Society of the United States, dated as of May 24, 1996(1)

                  10.13 United States Patent No. 5,277,208 for Multi-Process Power Spray Washer Apparatus dated January 11, 1994
                            (1)

                  10.14 United States Patent No. 5,349,974 for SystemOne(R)Washer dated September 27, 1994 (1)

                  10.15 United States Patent Application No. 08/394,290 for Improved SystemOne(R) Washer allowed April 2, 1996
                            (1)

                  10.16 United States Patent No. 5,388,601 for Spray Gun Washer dated February 14, 1995 (1)

                  10.17 United States Patent No. 5,518,013 for Immersion Washer dated May 21, 1996 (1)

                  10.18 United States Patent Applications No. 08/364,785 for apparatus for disposal of refuse by thermal oxidation allowed June 26, 1996 (1)

                  10.19 Short Term Note, dated as of September 9, 1996, between Maria G. Jackson and the Registrant in the principal amount of $100,000 (1)

                  10.20 Short Term Note, dated as of September 9, 1996, between First Malro and the Registrant in the principal amount of $250,000 (1)

                  10.21 Short Term Note, dated as of September 9, 1996, between Martin E. Samy and the Registrant in the principal amount of $50,000 (1)

                  10.22 Short Term Note, dated as of September 9, 1996, between Crestwell Corporation and the Registrant in the principal amount of $100,000 (1)

                  10.23 Employment Agreement, dated as of July 31, 1996 between Richard P. Smith and the Registrant (1)

                  10.24 Lease, dated as of September 1, 1996 between Y.F.G, Inc and the Registrant (1)

                  10.25 Lease, dated as of September 15, 1996 between Business Enterprises of Pinellas Limited and the Registrant (1)

                  10.26 United States Patent No. 5,549,128 for improved general parts washer dated August 27, 1996

                  10.27 United States Patent No. 5,579,704 for apparatus for disposing of refuse by thermal oxidation dated December 31, 1996

                  10.28 United States Patent Application for floor washing apparatus dated December 3, 1996

                  10.29 United States Patent Application for system and method of vapor recovery in industrial washing equipment dated December 19, 1996

                  10.30 United States Patent Application for a process for integrated recycling of cleaning solution in industrial washing equipment dated February 26, 1997

                  27        Financial Data Schedule (For SEC Use Only)

                            (1) Incorporated by reference to the exhibit of the
                                same number filed with the Registrant's
                                Registration Statement on Form S-1 (File No.
                                333-08657).

            (B)   REPORTS ON FORM 8-K

            (1) Commission Sales Representative Agreement, dated January 16,
                1997, among the Valvoline Company, Ecogard Inc. and the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Mansur Industries Inc.

Dated: March 31, 1997                      /S/ PAUL I. MANSUR
                                           -----------------------------
                                       By: PAUL I. MANSUR
                                           Chief Executive Officer
                                           (Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN CAPACITIES AND ON THE DATES INDICATED.


  SIGNATURES                          TITLE                                         DATE
  ----------                          -----                                         ----

/S/ PIERRE G. MANSUR
--------------------
PIERRE G. MANSUR     Chairman of the Board and President                       March 31, 1997

/S/ PAUL I. MANSUR
--------------------
PAUL I. MANSUR       Chief Executive Officer; Principal Executive              March 31, 1997
                         Officer; Director

/S/ RICHARD P. SMITH
--------------------
RICHARD P. SMITH     Chief Financial Officer; Principal Financial and          March 31, 1997
                         Accounting Officer

/S/ ELIAS F. MANSUR
--------------------
ELIAS F. MANSUR      Director                                                  March 31, 1997


--------------------
DR. JAN HEDBERG      Director                                                  March 31, 1997

/S/ JOSEPH E. JACK
--------------------
JOSEPH E. JACK       Director                                                  March 31, 1997






                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
------     -----------


10.26 United States Patent No. 5,549,128 for improved general parts washer dated August 27, 1996

10.27 United States Patent No. 5,549,704 for apparatus for disposing of refuse by thermal oxidation dated
          December 31, 1996

10.28 United States Patent Application for floor washing apparatus dated December 3, 1996

10.29 United States Patent Application for system and method of vapor recovery in industrial washing equipment dated December 19, 1996

10.30 United States Patent Application for a process for integrated recycling of cleansing solution in industrial washing equipment dated February 26, 1997

27        Financial Data Schedule