Form 10QSB
period 1997-03-31
MANSUR INDUSTRIES INC
filed 1997-05-15
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1997

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

                        Yes  X                      No_____

The number of shares of common stock par value $.001 outstanding as of the close of business April 30, 1997 was 4,601,309.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets-
                  As of March 31, 1997 and December 31, 1996

                  Statements of Operations-
                  For the three months ended
                  March 31, 1997 and 1996

                  Statements of Cash Flows-
                  For the three months ended March 31, 1997 and 1996

                  Notes to Financial Statements

Item 2.           Management's Discussion and Analysis or Plan of Operations

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures



                             MANSUR INDUSTRIES INC.
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                     March 31,         December 31,
                                                       1997               1996
                                                    (Unaudited)         (Audited)
                                                     ----------        ------------
        ASSETS
Current assets:
    Cash and cash equivalents                           $  4,804           $ 5,321
    Accounts receivable, net                                 663               570
    Inventories                                              939               617
    Other assets                                              43                30
                                                        --------           -------
        Total current assets                               6,449             6,538

Property and equipment, net                                  416               373
Intangible assets, net                                        52                46
                                                        --------           -------
        Total Assets                                    $  6,917           $ 6,957
                                                        ========           =======

        LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses               $    489           $   298
    Deferred revenue                                         120                95
    Current installments of long-term debt                    57                55
                                                        --------           -------
        Total current liabilities                            666               448

Long-term debt, excluding current installments               104               118
                                                        --------           -------
          Total liabilities                                  770               566
                                                        --------           -------
Stockholders' equity
    Common stock, $0.001 par value. Authorized
        25,000,000 shares, issued and outstanding
        4,601,309 shares for 1997 and 1996                     5                 5
    Additional paid-in capital                            11,116            11,116
    Accumulated deficit                                   (4,974)           (4,730)
                                                        --------           -------
        Total stockholders' equity                         6,147             6,391
                                                        --------           -------
        Total liabilities and stockholders' equity      $  6,917           $ 6,957
                                                        ========           =======


                 See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended
                                                   -----------------------------
                                                     March 31,         March 31,
                                                       1997              1996
                                                   ----------------  -----------
Sales                                               $ 1,153              $    -

Cost of sales                                           748                   -
                                                   --------           ---------
Gross margin                                            405                   -

Operating expenses:

     Research and product development                   153                 190

     Sales, general and administrative                  555                 184
                                                   --------           ---------
                                                        708                 374
                                                   --------           ---------

Loss from operations                                   (303)               (374)

Interest income (expense), net                           59                 (77)
                                                   --------           ---------
     Net loss                                       $  (244)             $ (451)
                                                   =========          =========
     Loss per share:
        Net loss                                    $ (0.05)             $(0.17)
                                                   =========          =========
     Weighted average shares
        outstanding                                4,601,309          2,663,130
                                                   =========          =========

                 See accompanying notes to financial statements.





                             MANSUR INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                            March 31,             March 31,
                                                                              1997                  1996
                                                                           ---------------   -------------
Cash used in operating activities:
Net loss                                                                   $    (244)             $  (451)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation                                                                      17                   11
Changes in operating assets and liabilities:
Inventory                                                                       (321)                   7
Accounts receivable                                                              (93)                   -
Other assets                                                                     (14)                  (6)
Intangible assets                                                                 (5)                   -
Dividend payable                                                                   -                   74
Accounts payable and accrued expenses                                            216                   (7)
                                                                           ---------              -------
Net cash used in operating activities                                           (444)                (372)

Investing activities:
Purchase of property and equipment                                               (59)                  (6)
                                                                           ---------              -------
Net cash provided by (used in) investing activities                              (59)                  (6)

Financing activities:
Repayment of notes payable                                                       (14)                 (11)
                                                                           ---------              -------
Net cash provided by financing activities                                        (14)                 (11)
                                                                           ---------              -------
Net increase (decrease) in cash                                                 (517)                (389)
Cash and cash equivalents, beginning of period                                 5,321                  916
                                                                           ---------              -------
Cash and cash equivalents, end of period                                   $   4,804              $   527
                                                                           =========              =======



                 See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996
                         AND MARCH 31, 1997 (UNAUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mansur Industries Inc. (the "Company") is primarily engaged in marketing and production of industrial parts cleaning equipment for use in automotive, marine, airline and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminated solvents and solutions.

The accompanying unaudited interim financial statements have been prepared pusuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1997; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996.

GENERAL

The Company was a development stage company through June 30, 1996, and commenced its planned principal operations in July 1996. The Company has been unprofitable since its inception and anticipates that it will incur losses until such time, if ever, as the Company is able to generate sufficient revenues to offset its operating costs and the costs of its planned expansion. In light of the material uncertainties in connection with the commencement of the Company's operations, the Company cannot reasonably estimate the length of time before the Company may generate net income, if ever.

The Company makes its SystemOne/Registered trademark/ Washer and services available to the public through a third party leasing program. The Company recognizes the revenue from the sale of a machine at the time that the equipment is delivered either to the third party lessor or directly by the Company to the lessee. A portion of the revenue (currently estimated at 10% of the sale price per machine) will be accounted for as deferred revenue, and recognized as revenue in respect of the service portion of the agreement over the term of the underlying lease.

In January 1997, the Company entered into an agreement with the Valvoline Company and First Recovery, both affiliates of Ashland, Inc., pursuant to which such companies agreed to serve as the Company's exclusive sales representative in a territory comprising 14 major metropolitan markets across the United States (the "Territory"). The agreement has a term of one year. Either party may terminate the agreement at any time, with or without cause, upon 90 days written notice. Pursuant to the terms of the agreement, Ashland receives a commission on all units sold.

The marketing program replaced the Company's limited original pilot program with Valvoline and First Recovery covering the Dallas and Houston markets. To assist in the marketing and support of this agreement, the Company plans to open support centers in each of the metropolitan areas comprising the Territory. Since the Valvoline Company and First Recovery have extensive sales forces, the Company does not plan to hire additional sales staff at this time. Although this program to date is proceeding as planned, there can be no assurance of the success of the program. The company may market and service the SystemOne/Registered trademark/ Washers outside the Territory with its own marketing, service and technical support personnel.

In February 1997, the Company entered into a new lease with respect to a 30,000 square foot facility located in Miami, Florida which will become the Company's primary manufacturing facility commencing on or about June 1, 1997.

RESULTS OF OPERATIONS

The Company was a development stage company and did not generate any operating revenues prior to June 30, 1996. Therefore, comparison between the periods presented is not meaningful in certain instances.

Revenues for the three month period ended March 31, 1997 were $1,152,606. The Company commenced its principal operations in July, 1996, and it had no revenues prior to July 1996.

Cost of sales, as a percentage of net sales, were 64.9% for the three month period ended March 31, 1997. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses. As the number of units produced increase, the Company anticipates that the cost of sales as a percentage of sales should decrease as the fixed costs of production are spread over a higher volume of sales.

The Company's research and product development expenses for the three month period ended March 31, 1997 decreased by 20% to $153,174 from $190,307 for the comparable period in 1996. The research and product development expense for the three month period ended March 31, 1996 related primarily to the accelerated development of the Company's prototype SystemOne/registered trademark/ washer. The research and product development expense for the three month period ended March 31, 1997 related to basic and applied research developed during the prior period.

The Company's selling, general and administrative expenses for the three month period ended March 31, 1997 increased by 202% to $555,000 from $183,388 for the comparable period in 1996. The increase is primarily attributable to the Company's hiring of additional management and other personnel and the opening of support centers pursuant to the Company's agreement with The Valvoline Company and First Recovery. The Company anticipates that its monthly selling, general and administrative expenses will continue to increase over the next twelve months as a result of anticipated growth in accordance with the Company's business plan. However, because a portion of the selling, general and administrative expenses are considered fixed, the Company anticipates that selling, general and administrative expenses as a percentage of revenue will decrease as the fixed costs are spread over a higher volume of sales.

The Company's interest income (expense), net for the three month period ended March 31, 1997 and 1996 was $58,948 and $(77,317), respectively. The Company's interest income (expense), net for the period ended March 31, 1997 increased as a result of a decrease in the indebtedness of the Company and the investment of the proceeds of the Company's initial public offering (the "IPO") consummated on October 2, 1996. The Company anticipates that its monthly interest income from cash deposits will decrease over the next twelve months as the proceeds from the IPO are used in the Company's business operations.

As a result of the foregoing, the Company's net losses to common shares for the three month period ended March 31, 1997 and 1996 were $243,659 and $451,011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $5,782,850 and cash and cash equivalents of $4,803,509.

The capital requirements relating to implementation of the Company's business plan have been and will continue to be significant. Based on current assumptions relating to implementation of the Company's proposed business plan (including the timetable of and the cost associated with development of manufacturing capabilities, a service fleet, corporate headquarters, and research and development facilities), the Company will seek to develop additional service centers as part of its product rollout. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products and services as well as the Company's third party leasing program with Oakmont Financial Services. Pursuant to this program Oakmont has agreed to provide third party leasing services to customers leasing the Company's SystemOne/Registered trademark/ Washers. If the Company's third party leasing arrangement with Oakmont proves to be unsuccessful, and the Company is unable to locate another third party willing to provide comparable third party leasing services, the Company believes that it will be substantially dependent upon the proceeds of the IPO to execute its proposed plan of operations over the remainder of 1997. In order to reduce certain of the Company's up-front capital requirements associated with service center and service fleet development, the Company intends to lease service center sites and may seek, to the extent possible, to lease rather than purchase certain equipment and vehicles necessary for service center development. There can be no assurance that the Company will have sufficient capital resources to permit the Company to fully implement its business plan. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available from additional sources of financing, the Company's business may be materially adversely affected.

Aside from meeting SystemOne/Registered trademark/ Washer purchase and lease orders, the Company's material commitments principally relate to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $11,979 per month), and make installment payments pursuant to an equipment purchase finance agreement (currently approximately $5,690 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months as a result of the Company's planned expansion.

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

As indicated in the accompanying financial statements, as of March 31, 1997, the Company's accumulated deficit totalled $4,973,524.

The Company's cash and cash equivalents balance decreased $517,000 during the three month period ended March 31, 1997 to an ending balance of $4,803,509 primarily due to net cash used in operating activities of $444,000.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS.

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its systems on a cost effective basis, market acceptance of the Company's products and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Mansur Industries Inc.

Date: May 15, 1997        /s/ PAUL I. MANSUR
                          --------------------
                          PAUL I. MANSUR
                          Chief Executive Officer
                          (Principal Executive Officer)

Date: May 15, 1997        /s/ RICHARD P. SMITH
                          --------------------
                          RICHARD P. SMITH
                          Vice President of Finance and Chief Financial Officer
                          (Principal Financial Accounting Officer)

                                 EXHIBIT INDEX




EXHIBIT                                                  PAGE
-------                                                  ----

27                        Financial Data Schedule