Form 10QSB
period 1997-06-30
MANSUR INDUSTRIES INC
filed 1997-08-14
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 1997

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

                     Yes__X__              No_____


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1997, the Company had 4,601,309 shares of Common Stock, par value $.001, issued and outstanding.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION
Item 1.           Condensed Financial Statements

                  Condensed Balance Sheets-
                  As of June 30, 1997 and December 31, 1996

                  Condensed Statements of Operations-
                  For the three and six months ended
                  June 30, 1997 and 1996

                  Condensed Statements of Cash Flows-
                  For the six months ended June 30, 1997 and 1996

                  Notes to Condensed Financial Statements

Item 2.           Management's Discussion and Analysis or Plan of Operations

PART II.          OTHER INFORMATION

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures


                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                      (In thousands, except per share data)




                                                                               JUNE 30,           DECEMBER 31,
                                                                                 1997                 1996
                                                                              (Unaudited)           (Audited)
                                                                           ------------------   ------------------

                                   ASSETS
Current assets:
    Cash and cash equivalents                                                        $3,530               $5,321
    Accounts receivable, net                                                          1,261                  570
    Inventories                                                                       1,422                  617
    Other assets                                                                        225                   30
                                                                           ------------------   ------------------
        Total current assets                                                          6,438                6,538

Property and equipment, net                                                             424                  373
Intangible assets, net                                                                   59                   46
                                                                           ==================   ==================
        Total Assets                                                                 $6,921               $6,957
                                                                           ==================   ==================

                               LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                               $664                $298
    Deferred revenue                                                                     108                  95
    Current installments of long-term debt                                                59                  55
                                                                           ------------------   ------------------
        Total current liabilities                                                        831                 448

Long-term debt, excluding current installments                                            88                 118

                                                                           ------------------   ------------------
        Total liabilities                                                                919                 566
                                                                           ------------------   ------------------

Stockholders' equity
    Common stock, $0.001 par value. Authorized 25,000,000
        shares, issued and outstanding 4,601,309 shares
        for 1997 and 1996                                                                  5                   5
    Additional paid-in capital                                                        11,116              11,116
    Accumulated deficit                                                               (5,119)             (4,730)
                                                                           ------------------   ------------------
        Total stockholders' equity                                                     6,002               6,391

                                                                           ==================   ==================
        Total liabilities and stockholders' equity                                    $6,921              $6,957
                                                                           ==================   ==================

            See accompanying notes to condensed financial statements.


                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)
                      (In thousands, except per share data)



                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 -------------------------------    ----------------------------------
                                                     JUNE 30,           JUNE 30,          JUNE 30,            JUNE 30,
                                                       1997               1996              1997                1996
                                                 -------------   ---------------    --------------      --------------

Sales                                            $     1,345     $            -     $       2,498       $           -
                                                                                                                    -
Cost of sales                                            859                  -             1,607
                                                 ------------    ---------------    --------------      --------------
Gross margin
                                                         486                  -               891                   -

Operating expenses:

     Research and product development                     26                175               179                 365

     Sales, general and administrative                   651                439             1,206                 623
                                                 ------------    ---------------    --------------      --------------

                                                         677                614             1,385                 988
                                                 ------------    ---------------    --------------      --------------

Loss from operations                                    (191)              (614)             (494)               (988)

Interest income (expense), net                            46                (10)              105                 (13)

Exchange expense on redeemable
preferred stock                                            -               (345)                -                (345)

                                                 ------------    ---------------    --------------      --------------

     Net loss                                    $      (145)    $         (969)    $        (389)      $      (1,346)

     Dividends on redeemable preferred stock               -                (73)                -                (147)

                                                 ------------    ---------------    --------------      --------------

     Net loss to common shares                   $      (145)            (1,042)    $        (389)      $      (1,493)
                                                 ============    ===============    ==============      ==============

     Net loss per common share                   $     (0.03)            $(0.36)    $       (0.08)      $       (0.53)
                                                 ============    ===============    ==============      ==============

     Weighted average shares
        outstanding                                4,601,309          2,923,629         4,601,309           2,799,071
                                                 ============    ===============    ============== ===================

            See accompanying notes to condensed financial statements.



                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                 (In thousands)


                                                                                  SIX MONTHS ENDED
                                                                      ------------------------------------------
                                                                           JUNE 30,               JUNE 30,
                                                                             1997                   1996
                                                                      -------------------    -------------------
Cash flows from operating activities:
Net loss                                                                           $(389)               $(1,346)
Adjustments to reconcile net loss to cash
  used in operating activities:
Depreciation                                                                          35                     22
Common stock issued for services                                                       -                    105
Changes in operating assets and liabilities:
Inventory                                                                           (805)                  (219)
Accounts receivable                                                                 (691)                     -
Other assets                                                                        (195)                  (158)
Intangible assets                                                                    (13)                   (24)
Accounts payable and accrued expenses                                                379                    166
                                                                      -------------------    -------------------

Net cash used in operating activities                                             (1,679)                (1,454)

Cash flow from Investing activities:
Purchase of property and equipment                                                   (86)                    (7)
                                                                      -------------------    -------------------

Net cash used in investing activities                                                (86)                    (7)

Cash flows from financing activities:
Proceeds from notes payable                                                            -                  1,012
Repayment of notes payable                                                           (26)                  (172)
Exchange expense on preferred stock exchanged for
   common stock                                                                        -                    345
                                                                      -------------------    -------------------
Net cash provided by (used in) financing activities                                  (26)                 1,185
                                                                      -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                              (1,791)                  (276)
Cash and cash equivalents, beginning of period                                     5,321                    916
                                                                      -------------------    -------------------
Cash and cash equivalents, end of period                                       $   3,530            $       640
                                                                      ===================    ===================

            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1997 (UNAUDITED) AND
                                DECEMBER 31, 1996


THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mansur Industries Inc. (the "Company") is primarily engaged in the marketing and production of industrial parts cleaning equipment for use in automotive, marine, airline and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminated solvents and solutions.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The condensed interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Condensed interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the year ended December 31, 1997. In the Company's opinion, all adjustments necessary for a fair presentation of the interim statements have been included and are of a normal and recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

The Company has made its SystemOne/registered trademark/ Washer and services available to the public through a third party leasing program and through cash sales of the equipment. Under the third party leasing program, the Company recognizes the revenue from the sale of a machine at the time that the equipment is delivered either to the third party lessor or directly by the Company to the lessee.

In January 1997, the Company entered into an agreement with the Valvoline Company and First Recovery, both affiliates of Ashland, Inc. ("Ashland"), to serve as the Company's exclusive sales representative in a territory comprising 14 major metropolitan markets across the United States (the "Territory"). The agreement has a term of one year. Either party may terminate the agreement at any time, with or without cause, upon 90 days prior written notice. Pursuant to the terms of the agreement, Ashland receives a commission on all units sold.

The marketing program with Ashland commenced in January 1997 and replaced the Company's limited original pilot program with Valvoline and First Recovery covering the Dallas and Houston, Texas markets. To assist in the marketing and support of this agreement, the Company plans to open support centers in each of the metropolitan areas comprising the Territory. Since the Valvoline Company and First Recovery have extensive sales forces, the Company does not plan to hire additional sales staff at this time. Although to date, this program has proceeded as planned, there can be no assurance of the continued success of the program. The Company may market and service the SystemOne/registered trademark/ Washers outside the Territory with its own marketing, service and technical support personnel.

In February 1997, the Company entered into a lease with respect to a 30,000 square foot facility located in Miami, Florida which became the Company's primary manufacturing facility commencing in August 1997. The lease agreement was amended in August 1997 to include an additional 14,000 square feet, bringing the total facility to 44,000 square feet.

During the second quarter 1997, the Company's SystemOne/registered trademark/ Series 500 product line was certified to meet product safety standards under the UL 2208 Standard for solvent distillation units. The Company's
SystemOne/registered trademark/ product line now carries the ETL
Listed/registered trademark/ and C-ETL Listed/registered trademark/ (Canada) marks.

Also during the second quarter 1997, the Company successfully launched initial sales of two new product lines including the Company's SystemOne/registered trademark/ Series 100 Brake Washer and MultiProcess Jet Washer.

The Company received a notice of allowance from the U.S. Patent Office on its fourth patent for the SystemOne/registered trademark/ Washer. This new patent further strengthens the patent claim coverages of existing Company patents as well as having the effect of extending the term of the SystemOne/registered trademark/ Washer patent coverage through the year 2015.


RESULTS OF OPERATIONS

The Company was a development stage company and did not generate any operating revenues prior to June 30, 1996. Therefore, comparison between the periods presented is not meaningful in certain instances.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues for the three month period ended June 30, 1997 were $1,345,619. The Company commenced its principal operations in July, 1996, and it had no revenues prior to July 1996.

Cost of sales as a percentage of net sales were 63.8% for the three month period ended June 30, 1997. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses.

The Company's research and product development expenses for the three month period ended June 30, 1997 decreased 85% to $25,909 from the comparable period in 1996. This decrease is primarily the result of the Company's accelerated prototype development during the three month period ended June 30, 1996, as opposed to the basic and applied research conducted during the latter period of 1997.

The Company's selling, general and administrative expenses for the three month period ended June 30, 1997 increased by 48% to $651,297 from the comparable period in 1996. The increase is primarily attributable to the Company's hiring of additional management and the opening of support centers pursuant to the Company's agreement with The Valvoline Company and First Recovery. The Company anticipates that its monthly selling, general and administrative expenses will continue to increase over the next twelve months as a result of the Company's anticipated growth pursuant to its proposed business plan. However, a portion of the selling, general and administrative expenses are considered fixed; therefore, the Company anticipates that selling, general and administrative expenses as a percentage of revenue will decrease as the fixed costs are spread over a higher volume of sales.

The Company's interest income (expense), net for the three month period ended June 30, 1997 and 1996 was $45,665 and ($10,000), respectively. The Company's interest income, net for the three month period ended June 30, 1997 increased compared to the three month period ended June 30, 1996 due to a relative decrease in indebtedness of the latter period as compared to the prior period and the investment of the proceeds of the Company's initial public offering (the "IPO") consummated on October 2, 1996. The Company anticipates that its monthly interest income from cash deposits will decrease over the next twelve months as the proceeds from the public offering are used in the Company's business operations.

The Company paid dividends on redeemable preferred stock for the three month period ended June 30, 1996 of $73,000. In addition, the Company incurred an exchange expense of $344,631 on redeemable preferred stock for the three month period ended June 30, 1996. Given that all redeemable preferred stock was exchanged on or prior to June 30, 1996, there were no comparable transactions for the three month period ended June 30, 1997.

As a result of the foregoing, the Company's net loss to common shares decreased by $896,834, or 86%, from $1,041,790 for the three month period ended June 30, 1996 to $144,956 for the three month period ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues for the six month period ended June 30, 1997 were $2,498,225. The Company commenced its principal operations in July, 1996, and it had no revenues prior to July 1996.

Cost of sales as a percentage of net sales were 64.3% for the six month period ended June 30, 1997. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses.

The Company's research and product development expenses for the six month period ended June 30, 1997 decreased 51% to $179,083 from the comparable period in 1996. The decrease is primarily the result of the Company's accelerated prototype development during the six month period ended June 30, 1996, as opposed to the basic and applied research conducted during the comparable period of 1997.

The Company's selling, general and administrative expenses for the six month period ended June 30, 1997 increased by 94% to $1,205,563 from the comparable period in 1996. The increase is primarily attributable to the Company's hiring of additional management and the opening of support centers pursuant to the Company's agreement with The Valvoline Company and First Recovery. The Company anticipates that its monthly selling, general and administrative expenses will continue to increase over the next twelve months as a result of the Company's anticipated growth pursuant to its proposed business plan. However, a portion of the selling, general and administrative expenses are considered fixed; therefore, the Company anticipates that selling, general and administrative expenses as a percentage of revenue will decrease as the fixed costs are spread over a higher volume of sales.

The Company's interest income (expense), net for the six month period ended June 30, 1997 and 1996 was $104,613 and $(13,094), respectively. Interest income (expense), net increased due to a relative decrease in the indebtedness of the Company and the investment of the proceeds of the Company's IPO consummated on October 2, 1996. The Company anticipates that its monthly interest income from cash deposits will decrease over the next six months as the proceeds from the IPO are used in the Company's business operations.

The Company paid dividends on redeemable preferred stock for the six month period ended June 30, 1996 of $147,000. In addition, the Company incurred an exchange expense on redeemable preferred stock for the six month period ended June 30, 1996 of $344,631. Given that all redeemable preferred stock was exchanged on or prior to June 30, 1996, there were no comparable transactions for the six month period ended June 30, 1997.

As a result of the foregoing, the Company's net loss to common shares decreased by $1,104,186, or 74%, from $1,492,801 for the six month period ended June 30, 1996 to $388,615 for the six month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $5,606,845 and cash and cash equivalents of $3,529,849.

Capital requirements relating to implementation of the Company's business plan have been and will continue to be significant. Based on current assumptions relating to the implementation of the Company's proposed business plan (including the timetable of and the cost associated with development of manufacturing capabilities, a service fleet, corporate headquarters, and research and development facilities), the Company will seek to develop additional service centers in conjunction with its proposed product rollout. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products and services as well as the Company's third party leasing program with Oakmont Financial Services pursuant to which Oakmont agreed to provide third party leasing services to customers leasing the Company's SystemOne/registered trademark/ Washers. If the Company's third party leasing arrangements with Oakmont proves to be unsuccessful, and the Company is unable to locate another third party willing to provide comparable third party leasing services, the Company believes that it will be substantially dependent upon the remaining proceeds of the IPO to execute its proposed plan of operations during the remainder of 1997. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing equipment as well as service center and service fleet development, the Company intends to lease, to the extent possible, rather than purchase certain equipment and vehicles necessary. There can be no assurance that the Company will have sufficient capital resources to permit the Company to fully implement its business plan. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available from additional sources of financing, the Company's business may be materially adversely affected.

In addition to meeting SystemOne/registered trademark/ Washer purchase and lease orders, the Company's material financial commitments principally relate to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $38,618 per month), and installment payments for manufacturing equipment (currently approximately $5,690 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months as a result of the Company's planned expansion.

As indicated in the accompanying financial statements, as of June 30, 1997, the Company's accumulated deficit totalled $5,118,480.

The Company's cash and cash equivalents balance decreased $1,790,759 during the six month period ended June 30, 1997 to an ending balance of $3,529,849 primarily due to net cash used in operating activities of $1,677,831.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Shareholders on June 6, 1997; two items were submitted to a vote of security holders at that time: (1) to elect five members to the Company's Board of Directors to hold office until the Company's 1998 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and (2) to consider and vote upon a proposal to approve and ratify the Company's 1996 Executive Incentive Compensation Plan, as amended.

With respect to Item 1, 3,551,387 votes were cast in favor of the re-election of each of Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg, Elias F. Mansur and Joseph E. Jack as Directors of the Company. No votes were withheld for voting for each nominee. With respect to Item 2, 2,736,286 votes were cast in favor of the proposal to approve and ratify the Company's Executive Incentive Compensation Plan, as amended. 75,150 votes were cast against the proposal and 37,664 votes were marked as abstentions.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     10.31   Notice of Allowance and Issue Fee Due

     10.32 Intertek Testing Services Listing, Labeling, and Follow-up Service Agreement

     27.1    Financial Data Schedule

     99.1    Listing Report ETL Testing Laboratories, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Mansur Industries Inc.


Date: August 14, 1997             /s/ PAUL I. MANSUR
                                  ------------------
                                  PAUL I. MANSUR
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date: August 14, 1997             /s/ RICHARD P. SMITH
                                  --------------------
                                  RICHARD P. SMITH
                                  Vice President of Finance
                                  and Chief Financial Officer
                                  (Principal Financial Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10.31               U.S. Patent Office Notice of Allowance and Issue Fee Due

10.32               Intertek Testing Services Listing, Labeling, and Follow-up
                    Service Agreement

27.1                Financial Data Schedule


99.1                Listing Report ETL Testing Laboratories, Inc.