Form 10QSB
period 1997-09-30
MANSUR INDUSTRIES INC
filed 1997-11-14
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER  30, 1997

                          Commission File No. 000-21325

                             Mansur Industries Inc.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                        8305 N.W. 27th Street, Suite 107
                              Miami, Florida 33122
                               ------------------
                    (Address of Principal Executive Offices)

                                 (305) 593-8015
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

             Yes X                       No_____

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of share of common stock par value $.001 outstanding was 4,601,309 as of the close of business on October 31, 1997.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets-
                  As of September 30, 1997 and December 31, 1996

                  Statements of Operations-
                  For the three and nine months ended
                  September 30, 1997 and 1996

                  Statements of Cash Flows-
                  For the nine months ended September 30, 1997 and 1996

                  Notes to Financial Statements

Item 2.           Management's Discussion and Analysis or Plan of Operations

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures


                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                      September 30,  December 31,
                                                                           1997         1996
                                                                       (Unaudited)    (Audited)
                                                                      -------------  ------------
                                       ASSETS
Current assets:
    Cash and cash equivalents                                           $  2,167       $  5,321
    Accounts receivable, net                                               3,939            570
    Inventories                                                            1,046            617
    Other assets                                                             139             30
                                                                        --------       --------
        Total current assets                                               7,291          6,538

Property and equipment, net                                                  529            373
Intangible assets, net                                                        61             46
Construction in Progress                                                     108              0
Other Assets                                                                 123              0
                                                                        --------       --------
        Total Assets                                                    $  8,112       $  6,957
                                                                        ========       ========

                        LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                               $  1,246       $    298
    Deferred revenue                                                         142             95
    Current installments of long-term debt                                    65             55
                                                                        --------       --------
        Total current liabilities                                          1,453            448

Long-term debt, excluding current installments                                89            118
                                                                        --------       --------
        Total liabilities                                                  1,542            566
                                                                        --------       --------
Stockholders' equity
    Common stock, $0.001 par value. Authorized 25,000,000
        shares, issued and outstanding 4,601,309 shares
        for 1997 and 1996                                                      5              5
    Additional paid-in capital                                            11,116         11,116
    Accumulated deficit                                                   (4,551)        (4,730)
                                                                        --------       --------
        Total stockholders' equity                                         6,570          6,391
                                                                        --------       --------
        Total liabilities and stockholders' equity                      $  8,112       $  6,957
                                                                        ========       ========

            See accompanying notes to condensed financial statements.


                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended                  Nine Months Ended
                                                    ------------------------------     ------------------------------
                                                    September 30,    September 30,     September 30,    September 30,
                                                         1997             1996              1997             1996
                                                    -------------    -------------     -------------    -------------
Sales                                                $     3,780      $       196       $     6,278      $       196

Cost of sales                                              2,355              167             3,962              167
                                                     -----------      -----------       -----------      -----------
Gross margin                                               1,425               29             2,316               29

Operating expenses:

     Research and product development                         72              105               251              470

     Sales, general and administrative                       810              300             2,015              923
                                                     -----------      -----------       -----------      -----------
                                                             882              405             2,266            1,393
                                                     -----------      -----------       -----------      -----------
Income (Loss) from operations                                543             (376)               50           (1,364)

Interest income (expense), net                                25               (7)              129              (20)

Exchange expense on redeemable preferred stock              --               --                --               (345)
                                                     -----------      -----------       -----------      -----------
     Net income (loss)                               $       568      $      (383)      $       179      $    (1,729)

     Dividends on redeemable preferred stock                --               --                --               (147)
                                                     -----------      -----------       -----------      -----------
     Net income (loss) to common shares              $       568      $      (383)      $       179      $    (1,876)
                                                     ===========      ===========       ===========      ===========
     Net income (loss) per common share              $      0.12      $     (0.11)      $      0.04      $     (0.63)
                                                     ===========      ===========       ===========      ===========
     Weighted average shares
        outstanding                                    4,601,309        3,351,309         4,601,309        2,981,877
                                                     ===========      ===========       ===========      ===========

            See accompanying notes to condensed financial statements.


                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                              ----------------------------
                                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                                  1997           1996
                                                                              -------------  -------------
Cash used in operating activities:
Net gain (loss)                                                                  $   179       $(1,729)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation                                                                          58            34
Common stock issued for services                                                    --             105
Changes in operating assets and liabilities:
Inventory                                                                           (428)         (331)
Accounts receivable                                                               (3,369)         (165)
Other assets                                                                        (341)         (604)
Intangible assets                                                                    (15)          (26)
Accounts payable and accrued expenses                                                995           505
                                                                                 -------       -------
Net cash used in operating activities                                             (2,921)       (2,211)

Cash flow from investing activities:
Purchase of property and equipment                                                  (214)           (8)
                                                                                 -------       -------
Net cash used in investing activities                                               (214)           (8)

Cash flow from financing activities:
Proceeds from notes payable                                                           22         1,513
Repayment of notes payable                                                           (41)         (184)
Exchange expense on preferred stock exchanged for
     common stock                                                                   --             345
                                                                                 -------       -------
Net cash provided by (used in) financing activities                                  (19)        1,674
                                                                                 -------       -------
Net increase (decrease) in cash and cash equivalents                              (3,154)         (545)
Cash and cash equivalents, beginning of period                                     5,321           916
                                                                                 -------       -------
Cash and cash equivalents, end of period                                         $ 2,167       $   371
                                                                                 =======       =======

            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                       AND SEPTEMBER 30, 1997 (UNAUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE" which simplifies the calculation of earnings per share as currently calculated under APB 15. Compliance with this statement cannot be implemented by the Company before December 31, 1997.

In February 1997 FASB issued Statement of Financial Accounting Standards No. 129 "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" which establishes standards for disclosing information about an entity's capital structures. This Statement is effective for financial statements for periods ending after December 15, 1997. This Statement will not have a material impact on the Company.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "REPORTING COMPREHENSIVE INCOME" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have a material impact on the Company.

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

Since July 1996, the Company has made its SystemOne/Registered trademark/ Washer and services available to the public through a third party leasing program and through direct sale of the equipment. Under the third party leasing program, the Company recognizes the revenue from the sale of a machine at the time that the equipment is delivered either to the third party lessor or directly by the Company to the lessee. Under direct sale of the equipment, sales are made FOB the Company's manufacturing facility.

In January 1997, the Company entered into an agreement with First Recovery, an affiliate of Ashland, Inc. (the "First Recovery Agreement"), pursuant to which First Recovery has acted as the Company's exclusive distributor in designated metropolitan areas. The First Recovery Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets. To assist in the marketing and support of this agreement, the Company has opened 17 support and service centers in the metropolitan areas comprising First Recovery's distribution territory and expects to open additional support and service centers. During the period from July 1996 through September 30, 1997 the Company had sold approximately 2,900 SystemOne/Registered trademark/ Washers, substantially all of which were sold to or through First Recovery. All sales made directly to First Recovery are on 90 day payment terms.

On November 13, 1997, the Company announced plans to develop a direct marketing and distribution organization for its innovative SystemOne/Registered trademark/ product line. The Company believes that the direct distribution of its products will enhance long term profitability, preserve all potential strategic opportunities for the Company and maximize value for its shareholders. The Company anticipates that, during the initial transition period estimated to be six to nine months, it will experience a material reduction in revenues and a material increase in operating expenses while ramping up its direct marketing and distribution capabilities. Following this transition period, the Company anticipates that the investment in its direct distribution infrastructure will result in a long term operating strategy that maximizes market share through aggressive factory direct pricing and increased operating profits.

In February 1997, the Company entered into a lease with respect to a 44,000 square foot facility located in Miami, Florida which, following the installation of manufacturing machinery and equipment in a custom-designed production line, will become the Company's primary manufacturing and research facility by December 31, 1997. The Company believes that following the completion of such installations, the Company's annual manufacturing capacity of SystemOne/Registered trademark/ Washers will increase from 2,500 units to approximately 25,000 units. The Company commenced limited manufacturing operations in this facility in October 1997.

Also during the third quarter 1997, the Company received a Notice of Allowance from the U.S. Patent Office on its eighth patent for its vapor recovery system.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the three month period ended September 30, 1997 increased by $3,584,000 to $3,780,000 from $196,000 for the three month period ended

September 30, 1996. Revenues for the three months ended September 30, 1997 of approximately $3,757,000 were attributable to a single customer, First Recovery.

Cost of sales for the three months ended September 30, 1997 increased by $2,188,000 to $2,355,000 from $167,000 for the three months ended September 30, 1996. As a percentage of net sales, cost of sales decreased to 62.3% for the three month period ended September 30, 1997 from 85.1% for the comparable period of 1996. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses. The Company's gross profit margin increased to 37.7% during the three months ended September 30, 1997 from 14.8% in the corresponding period of 1996, primarily as a result of achieving manufacturing efficiencies through increased unit production.

The Company's selling, general and administrative expenses for the three month period ended September 30, 1997 increased by $510,000, or 170%, to $810,000 from $300,000 during the three months ended September 30, 1996. The increase was primarily attributable to the Company's hiring of additional management personnel and the opening of 17 support and service centers during the past 12 months. The Company anticipates that its monthly selling, general and administrative expenses will increase significantly in accordance with its plans to develop direct marketing and distribution capabilities.

The Company's research and product development expenses for the three month period ended September 30, 1997 decreased by $33,000, or 31.4%, to $72,000 from $105,000 for the three months ended September 30, 1996. This decrease was primarily the result of the Company's accelerated prototype development during the three month period ended September 30, 1996, as opposed to the basic and applied research conducted during the comparable period of 1997.

The Company's interest income (expense), net for the three month period ended September 30, 1997 and 1996 were $25,000 and $(7,000) respectively. Interest income, net increased during the three month period ended September 30, 1997 as compared to the three months ended September 30, 1996 due to a relative increase in cash deposits resulting from the Company's initial public offering of Common Stock in October 1996. The Company anticipates that interest income from cash deposits will decrease as such cash proceeds are used in the Company's business operations.

As a result of the foregoing, the Company's net income (loss) to common shares for the three month period ended September 30, 1997 and 1996 were $568,000 and $(383,000) respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the nine month period ended September 30, 1997 increased by $6,082,000 to $6,278,000 from $196,000 for the nine months ended September 30, 1996. Revenues for the nine months ended September 30, 1997 of approximately $5,236,000 were attributable to a single customer, First Recovery.

Cost of sales for the nine months ended September 30, 1997 increased by $3,795,000 to $3,962,000 from $167,000 for the nine months ended September 30, 1996. As a percentage of net sales, cost of sales decreased to 63.1% for the nine month period ended September 30, 1997 from 85.1% for the comparable period of 1996. Cost of sales is comprised of direct material cost, direct labor cost, and manufacturing overhead expenses. The Company's gross profit margin increased to 36.9% during the nine months ended September 30, 1997 from 14.8% in the corresponding period of 1996, primarily as a result of achieving manufacturing efficiencies through increased unit production.

The Company's selling, general and administrative expenses for the nine month period ended September 30, 1997 increased by $1,092,000, or 118.3% to $2,015,000 from $923,000 during the nine months ended September 30, 1996. This increase was primarily attributable to the Company's hiring of additional management personnel and the opening of 17 support and service centers during the past 12 months. The Company anticipates that its monthly selling, general and administrative expenses will continue to increase in accordance with its plans to develop direct marketing and distribution capabilities.

The Company's research and product development expenses for the nine month period ended September 30, 1997 decreased by $219,000, or 46.6%, to $251,000 from $470,000 for the nine months ended September 30, 1996. This decrease was primarily the result of the Company's accelerated prototype development during the nine month period ended September 30, 1996, as opposed to the basic and applied research conducted during the comparable period of 1997.

The Company's interest income (expense), net for the nine month period ended September 30, 1997 and 1996 were $129,000 and $(20,000), respectively. Interest income, net increased during the nine month period ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to a relative increase in cash deposits resulting from the Company's initial public offering of Common Stock in October 1996. The Company anticipates that interest income from cash deposits will decrease as such cash proceeds are used in the Company's business operations.

During the nine months ended September 30, 1996, the Company paid dividends on redeemable preferred stock in an aggregate amount of $147,000. Additionally, the Company incurred an exchange expense on redeemable preferred stock for the nine month period ended September 30, 1996 of $345,000. Given that all redeemable preferred stock was exchanged on or prior to September 30, 1996, there were no comparable transactions during the nine month period ended September 30, 1997.

As a result of the foregoing, the Company's net income (loss) to common shares for the nine month period ended September 30, 1997 and 1996 were $179,000 and $(1,876,000) respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $5,838,000 and cash and cash equivalents of $2,167,000.

During the nine month period ended September 30, 1997, the Company's cash and cash equivalents balance decreased by $3,153,000, or 59.3%, from $5,321,000 to $2,167,000 primarily as a result of net cash used to fund operating activities. Substantially all of such cash and cash equivalents represent proceeds from the Company's initial public offering of Common Stock consummated in October 1996 (the "IPO"). Since the Company commenced the sale of its products, the Company has experienced negative cash flow from operations. During the nine months ended September 30, 1997, this negative cash flow was primarily a result of extending 90-day payment terms on sales to First Recovery, as well as increases in inventory in order to meet anticipated sales volume on demand. At September 30, 1997, the Company's accounts receivable increased by $3,369,000, or 591.1%, to $3,939,000 from $570,000 at December 31, 1996. Of the total accounts receivable of $3,939,000 at September 30, 1997, $3,798,000 represent amounts due from First Recovery. During such period, the Company's inventories increased to approximately $1,046,000 from approximately $617,000 in order to meet anticipated increased sales volume.

The capital requirements relating to implementation of the Company's business plan have been and will continue to be significant. Based on current assumptions relating to implementation of the Company's proposed business plan (including the timetable of and the cost associated with development of manufacturing capabilities, ramping up of direct marketing and distribution capabilities, a service fleet, corporate headquarters, and research and development facilities), the Company will seek to develop additional service centers as part of its product rollout. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products and services, as well as its ability to successfully develop direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with service center and service fleet development, the Company intends to lease service center sites and may seek, to the extent possible, to lease rather than purchase certain equipment and vehicles necessary for service center development. There can be no assurance that the Company will have sufficient capital resources to permit the Company to fully implement its business plan. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available from additional sources of financing, the Company's business may be materially adversely affected.

In October 1997, the Company executed a letter of intent with a third party providing for the factoring of the Company's accounts receivable for a period of six months following the execution of a definitive agreement. Pursuant to the terms of the letter of intent, the Company may borrow up to 80% of all eligible receivables. In connection with this factoring relationship, the Company is required to pay a semi-annual commission in an amount equal to the greater of
 .50% of all factored receivables or $12,000. Any borrowings by the Company against eligible accounts receivable will bear interest at a rate of prime plus 1%. Although the Company expects to enter into a definitive factoring agreement in November 1997, no assurance can be given that the Company will enter into such an agreement.

Aside from meeting SystemOne/Registered trademark/ Washer purchase and lease orders, the Company's material commitments principally relate to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $40,149 per month), and make installment payments pursuant to an equipment purchase finance agreement (currently approximately $5,690 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months as a result of the Company's planned expansion.

As indicated in the accompanying financial statements, as of September 30, 1997, the Company's accumulated deficit totaled $4,551,000. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions and the sale of property. In October 1996, the Company issued an aggregate of 1,100,000 shares of Common Stock in connection with the IPO, resulting in net proceeds to the Company of $6,034,660 after deduction of underwriting, legal, accounting and other offering related expenses. The proceeds of the IPO have been and will continue to be used for the development of manufacturing facilities and capacity, direct marketing, research and development, development of support and service centers and for working capital and general corporate purposes.

The Company's cash and cash equivalents balance decreased $3,154,000 during the nine month period ended September 30, 1997 to an ending balance of $2,167,000 primarily due to net cash used in operating activities of $2,921,000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not Applicable

ITEM 2. CHANGES IN SECURITIES
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Mansur Industries Inc.

Date: November 14, 1997                     /s/ PAUL I. MANSUR
                                            ------------------------------------
                                            PAUL I. MANSUR
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 1997                     /s/ RICHARD P. SMITH
                                            ------------------------------------
                                            RICHARD P. SMITH
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial Accounting
                                            Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

10.33               U.S. Patent Office Notice of Allowance and Issue Fee Due

27.1                Financial Data Schedule