Form 10KSB40
period 1997-12-31
MANSUR INDUSTRIES INC
filed 1998-03-31
CIK 934851

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 000-21325

                             MANSUR INDUSTRIES INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

                                 ---------------

          FLORIDA                                                65-0226813
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

                              8305 N.W. 27TH STREET
                                    SUITE 107
                              MIAMI, FLORIDA 33122
                                 (305) 593-8015

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                 ---------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State the issuer's revenues for its most recent fiscal year:   $7,244,427.

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 25, 1998 was $51,614,878 computed by reference to the closing bid price of the Common Stock as reported on the NASDAQ SmallCap Market on such date.

As of March 25, 1998, there were 4,601,309 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCOPORATED BY REFERENCE:

The information required by Part III, Items 9-12, is incorporated by reference from the Registrant's definitive proxy statement (to be filed within 120 days after the end of the Registrant's fiscal year).

================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Mansur Industries Inc., together with its wholly owned subsidiary SystemOne/registered trademark/ Technologies Inc. (collectively, the "Company"), designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eight patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. While the Company intends to exploit its current full line of industrial washers, and to continue research and development of new products, it has initially focused its attention on its General Parts Washer, marketed as SystemOne/registered trademark/ (the "SystemOne/registered trademark/ Washer"). The SystemOne/registered trademark/ Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. During the year ended December 31, 1997, the Company sold 2,986 SystemOne/registered trademark/ Washers, an increase of 2,699 units compared to 1996, and recorded revenues of approximately $7.2 million, an increase of approximately $6.5 million compared to 1996. The Company commenced the sale of SystemOne/registered trademark/ Washers in July 1996.

         Based on financial and trade journal reports, the Company believes that domestic expenditures in connection with industrial parts cleaning machines exceed $1.0 billion annually, including costs of equipment, personnel, materials, storage and transportation. Industrial parts cleaning machines typically remove lubrication oils from tools and parts through the use of mineral spirits solvent that becomes progressively more contaminated and less effective in the cleaning process. Eventually, the solvent becomes saturated with oil, sludge and other contaminants, and is frequently classified as a hazardous waste under federal and state regulations. Under the most common current practice, the contaminated solvent must be stored until pick-up, when pure solvent is delivered and the contaminated solvent is transported to regional refining facilities. This delivery and off-site recycling program is typically scheduled on four to sixteen week cycles. In contrast, the distillation process used in the Company's SystemOne/registered trademark/ Washer removes all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer on demand, eliminating the need for the costly and potentially dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process used in the SystemOne/registered trademark/ Washer can typically be recycled or disposed of together with the customer's used motor oil, which is generally not classified as hazardous waste. Industrial parts cleaning machines are used by automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning. Based on these factors, the Company believes that its product line presents an attractive and economical alternative to users of parts cleaning machines.

         The Company believes that the response of users to its products has been favorable because the products increase worker productivity as a result of enhanced cleaning solution utilization, facilitate efficient and economical compliance with environmental regulations, minimize waste disposal requirements, and reduce insurance costs. Purchasers of the Company's SystemOne/registered trademark/ Washer include Waste Management, Florida Detroit Diesel, Greenwich Air Services, Miami-Dade, Orange, Broward, and Palm Beach Counties, Florida, Cummins Southeast Power, Houston Lighting & Power, Republic Industries, South Florida Caterpillar dealers, and a number of automobile dealerships.

RECENT DEVELOPMENTS

         To date, substantially all of the Company's sales of SystemOne/registered trademark/ Washers were made to or through First Recovery, an affiliate of Ashland, Inc., which has acted as the Company's exclusive distributor in designated metropolitan markets since August 1996. Primarily all of the sales of the Company's SystemOne/registered trademark/ Washers to First Recovery were made during a period in which the Commission Sales Representation Agreement (the "Representation Agreement") was in effect between the parties. The Company selected First Recovery as its SystemOne/registered trademark/ distributor because it and its affiliates, including the Valvoline Oil Company, maintain an extensive distribution network including numerous national accounts with significant requirements for parts washing equipment, and manufacture and distribute one of the principal mineral spirits solvents used in parts washers.

         In November 1997, in an effort to enhance long-term profitability, preserve strategic opportunities, maximize value for its shareholders and generally reduce its dependence on First Recovery, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne/registered trademark/ product line. Primarily as a result of this strategic decision, the Company experienced a material reduction in revenues and unit sales and a material increase in operating expenses during the fourth quarter of 1997, while ramping up its direct marketing and distribution capabilities. For the year ended December 31, 1997, the Company incurred a net loss of approximately $1.2 million compared to a net loss of approximately $2.5 million for the year ended December 31, 1996. The Company anticipates that reductions in revenues and increases in operating expenses will continue until such time as the Company completes the ramping up of direct marketing and distribution capabilities. No assurance can be given, however, that the Company's efforts in establishing direct marketing and distribution capabilities will be completed, or if completed, will be successful. In the event the Company is not successful in its direct marketing and distribution efforts, the Company's business and future prospects could be adversely affected.

         In December 1997, the Company entered into a Purchase and Distribution Agreement with First Recovery (the "Purchase and Distribution Agreement"), which agreement replaced the Representation Agreement and extended the exclusive distribution relationship of the parties in a limited territory through June 1998. Although the Company intends to continue to evaluate and discuss a long-term distribution agreement or other strategic alliance with First Recovery or other strategic partner, the Company's immediate focus is on the completion of the development of its direct marketing and distribution organization. There can be no assurance that the Company will have any continuing relationship with First Recovery after the expiration of the Purchase and Distribution Agreement in June 1998.

         In February 1998, the Company consummated a private placement (the "Private Placement") of $17.0 million in principal amount of 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes"). Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock, $.001 par value (the "Common Stock"), at a conversion price equal to $17.00 per share (the "Conversion Price") and automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market (as defined herein), exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding February 23, 1999. The Company may redeem the Notes after February 23, 2001 under certain circumstances. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

INDUSTRY OVERVIEW AND COMPETITION

         Industrial parts cleaning machines are used by automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning. Based on financial and trade journal reports, the Company believes that in 1997 businesses in the United States incurred more than $1 billion in expenses to clean industrial parts using chemical cleaning techniques.

         The industrial parts cleaning industry is highly competitive and dominated by Safety-Kleen Corp. ("Safety-Kleen"), which has substantially greater financial and other resources than the Company. Safety-Kleen services the parts cleaning industry through a "closed-loop" recycling system in which contaminated solvent is removed for recycling and fresh solvent is delivered on a periodic basis. The Company believes that Safety-Kleen services a significant portion of the parts washing machines currently in use and that no other competitor accounts for more than 5% of the parts washer market in the United States. There can be no assurance that Safety-Kleen will not develop or acquire technology comparable to the Company's that would allow Safety-Kleen to provide an on-site recycling service. To the best of the Company's knowledge, no other company is currently commercially marketing a recycling parts washer with comparable characteristics. See "--Patents, Trademarks and Proprietary Technology."

         The Company believes that certain of its target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone machines capable of distilling solvent. Although there is a wide variety and types of such machinery currently available to the public, the Company believes its fully integrated SystemOne/registered trademark/ Washer provides superior on demand service at a lower cost.

         The Company believes that the SystemOne/registered trademark/ Washer compares favorably with products of its competitors on the basis of, among other things: (i) delivery of pure solvent on demand without frequent solvent replacement; (ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws; (iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and (vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

STRATEGY

         The Company's strategy is to continue its focus on the manufacture, marketing and sale of its SystemOne/registered trademark/ Washer. This product has achieved fairly rapid market penetration in its initial target areas because of its technological, economic and environmental advantages over competitive equipment. The Company has commenced the marketing of certain of its other products and is continuing its research and development programs.

         As a result of the Company's arrangements with First Recovery, the Company began the penetration of the industrial parts cleaning market and the distribution of its SystemOne/registered trademark/ Washer through First Recovery in 21 metropolitan areas, 18 of which were open as of December 31, 1997. To date, the Company has sold 2,719 SystemOne/registered trademark/ Washers under agreements with First Recovery, substantially all of which were purchased by First Recovery for sale to third parties. The Company has begun and intends to continue, its penetration of the industrial parts cleaning market through its own direct marketing and distribution efforts. To date, the Company has opened twelve support centers in connection with its ramping up of direct marketing and distribution capabilities and intends to open up to 20 additional support centers in connection with such efforts.

         The Company's immediate priority is to capitalize on the opportunities it has identified for the sale of its industrial parts washers. Its long-range goals are to develop multiple product lines that utilize its resource recovery and waste minimization technologies and to expand its sales of all product lines in new markets. The Company intends to focus on the following initiatives:

    /bullet/ ACCELERATE PRODUCT SALES THROUGH DIRECT MARKETING. The Company intends to continue the penetration of the industrial parts cleaning market through its own direct marketing and distribution efforts and anticipates that it will be able to maximize market share through aggressive factory direct pricing and increased operating profits, although there is no assurance in this regard.

  /bullet/ EVALUATE LONG-TERM RELATIONSHIP WITH FIRST RECOVERY. In light of the expiration of the Purchase and Distribution Agreement in June 1998, the Company intends to evaluate and discuss a long-term distribution agreement or other strategic alliance with First Recovery. In addition to providing for minimum annual purchases, as in the case of the Purchase and Distribution Agreement, a long-term agreement would be likely to confer on the Company the benefits of First Recovery's established broad distribution capabilities and access to national accounts and marketing expertise. In any such agreement, the Company intends to retain control over its products and their utilization by coordinating its marketing efforts and consumer support programs with First Recovery and providing high quality service through its network of regional support centers.

  /bullet/ COMMERCIALIZE ADDITIONAL PARTS WASHING EQUIPMENT. The Company expects to broaden its industrial parts cleaning product line with aqueous based washers, an alternative to mineral spirits solvent based washers; immersion washers, which clean complex parts; power spray washers, which accommodate large or bulky parts; and spray gun washers, for use in paint thinner recovery. The Company has obtained patent protection and developed prototypes and/or commenced limited sales of each of these products.

  /bullet/ EXPAND TO INTERNATIONAL MARKETS. The Company believes that significant opportunities exist for international sales of the SystemOne/registered trademark/ product line. After domestic operations have been established, the Company intends to explore distribution arrangements in other markets through licensing and/or strategic alliances.

  /bullet/ EXPAND PRODUCT LINE. Through its ongoing research and development initiatives, the Company has identified a number of potential applications of its core technologies, including commercial applications in the printing and dry cleaning industries, water purification, medical waste treatment, and consumer applications. The Company believes that these applications could be developed without significant additional research expense, by utilizing the research that resulted in the commercialization of the SystemOne/registered trademark/ Washer.

PRODUCTS

         The Company's product line includes a variety of self-contained recycling industrial cleaning and washing equipment, all of which incorporate proprietary waste minimization technology with respect to which the Company has obtained or applied for patent protection. The Company expects that all the products listed below will be available for commercial exploitation at various times prior to December 31, 2000. All of the Company's products utilize technology that (i) provides continuously recycled cleaning solution during the cleaning process, (ii) eliminates the necessity for continual replacement and disposal of contaminated cleaning solution and residues and (iii) facilitates practical and cost effective compliance with current environmental laws and regulations.

         SYSTEMONE/registered trademark/ WASHER.

         The SystemOne/registered trademark/ Washer is the first of the Company's products to be available in commercial quantities. During 1997, the Company manufactured and sold an aggregate of 2,986 SystemOne/registered trademark/ Washers, substantially all of which were purchased by First Recovery for sale to third parties. The SystemOne/registered trademark/ Washer provides users with pure mineral spirit solvent for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the SystemOne/registered trademark/ Washer on demand, so that the solvent may be reused without any need for off-site processing. The SystemOne/registered trademark/ Washer minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent.

         The Company's SystemOne/registered trademark/ Washer consists of one or two washing sinks mounted at standing level on top of a metal cabinet; a hinged lid on top of the washing sink to minimize evaporation of solvent; a five gallon primary solvent holding tank; a distillation unit which contains a residue reservoir; and a 30-gallon secondary solvent holding tank. The SystemOne/registered trademark/ Washer utilizes a manually operated hose and scrubber which directs the flow of solvent to the part being cleaned.

         The distillation unit separates the solvent from the contaminants that accumulate in the solvent by heating the solvent solution in a vacuum to a temperature at which the solvent, but not the residue, vaporizes; and then cooling the solvent vapor so that the vapor condenses and is converted back into a liquid. The distilled solvent is channeled to the secondary solvent holding tank for future use. Accordingly, the solvent may be repeatedly used, distilled and reused without need for off-site distillation or processing. The residue is collected and held in the residue reservoir until final disposal. The Company believes that substantially all of its target customers currently have established systems for the handling, transportation, recycling and disposal of used oil. In those instances in which the residue may not be recycled as used oil, the residue, but not the distilled solvent, shall be periodically picked up, recycled and/or disposed of by a third party.

         The Company has also developed, and obtained patent protection with respect to, a general parts washer which utilizes an aqueous based cleaning solution.

         The markets for SystemOne/registered trademark/ Washers are automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning.

         The SystemOne/registered trademark/ Washer requires service approximately four times a year for replacement of solvent lost to evaporation or spillage. The service may be performed by the Company, the owner or a third party service provider contracted by the customer.

         OTHER PRODUCTS

         The Company has developed a number of products that utilize the Company's core recycling, waste minimization and resource recovery technologies. These products include:

         MULTIPROCESS POWER SPRAY WASHER, which is currently manufactured and marketed on a limited basis. The Power Spray Washer integrates three processes in one self-contained machine; a power spray wash process, a recycling/reclamation process and a thermal oxidation process. The Power Spray Washer is able to accommodate large and bulky parts or units that are too large for the SystemOne/registered trademark/ Washer. The target market for power spray washers consists of automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

         SYSTEMONE/registered trademark/ BRAKE WASHER, which is currently manufactured and marketed on a full-scale basis, is a mobile telescoping mini-parts washer designed specifically for the automotive brake industry to meet Occupational Safety and Health Act standards for the containment of airborne asbestos particles during auto brake repair operations. As an auxiliary unit to the SystemOne/registered trademark/ Washer, the SystemOne/registered trademark/ Brake Washer may be placed directly under the automobile being serviced and provides clean solvent on demand to the user by utilizing the SystemOne/registered trademark/ Washer to distill the contaminated solvents. As of December 31, 1997, the Company had sold 243 SystemOne/registered trademark/ Brake Washers.

         SYSTEMONE/registered trademark/ SPRAY GUN WASHER, which is scheduled for commercial introduction in 1998, incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target market for spray gun washers consists of automotive, aviation and maritime paint shops and all general manufacturing operations that utilize paint. The Company anticipates that the auto paint industry will represent a substantial market. The MultiProcess Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint industry.

         MULTIPROCESS IMMERSION WASHER, which is scheduled for commercial introduction in 1998 integrates an immersion wash process, a recycling/reclamation process and a thermal oxidation process in one self-contained machine. The MultiProcess Immersion Washer is designed to clean complex parts containing substantial integral and highly inaccessible passages requiring a total immersion washing. The primary target market for immersion washers consists of radiator rebuilding shops, as well as automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

         MINIDISPOSER, which is scheduled for commercial introduction in 1999 is a portable mini-thermal oxidizer developed as a practical and efficient means for the disposal of contaminants by thermal oxidation within a unit measuring only one cubic foot. The MiniDisposer will be marketed both as optional equipment with the SystemOne/registered trademark/ Washer and as a stand alone mini-thermal oxidizer. The Company believes that the size and scope of the market for the MiniDisposer is substantial and diversified and includes industrial, commercial and consumer applications that generate small contaminant waste by-products. The Company is exploring potential markets in medical, restaurant and other commercial and consumer applications.

MANUFACTURING AND SUPPLY OF RAW MATERIALS

         In February 1997, the Company entered into a lease with respect to a 44,000 square foot facility located in Miami, Florida which, following the installation of manufacturing machinery and equipment in a custom-designed production line, became the Company's primary manufacturing and research facility in the fourth quarter of 1997. All of the Company's manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne/registered trademark/ Washers at its new facility is approximately 25,000 units as compared to 2,500 units at the Company's previous manufacturing facility.

         The SystemOne/registered trademark/ Washer is an assembly of raw materials and components all of which the Company believes are readily obtainable in the United States. The Company does not believe that it is dependent upon any of its respective current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne/registered trademark/ Washers. The Company currently procures raw materials and components for its SystemOne/registered trademark/ Washers from approximately 40 sources.

         The Company manufactures its other products in amounts required for testing, test marketing and/or commercial production in its manufacturing facilities.

MARKETING, SALES AND CUSTOMER SERVICE

         Commencing in December 1995, the Company placed an aggregate of 47 SystemOne/registered trademark/ Washers in 38 automotive dealerships, municipal and private fleet maintenance facilities, repair facilities and other users of parts cleaning equipment in South Florida. This test program was conducted primarily to create awareness of its products and to enable the Company to gauge the potential demand.

         In January 1997, following a four-month test program with First Recovery, the Company and First Recovery entered into the Representation Agreement pursuant to which First Recovery served as the Company's exclusive distributor of the SystemOne/registered trademark/ Washers in 21 metropolitan areas. The Representation Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets. In December 1997, prior to the expiration of the Representation Agreement, the Company and First Recovery entered into the Purchase and Distribution Agreement, effectively terminating and superseding the Representation Agreement. Notwithstanding the existence of the Representation Agreement, the Company and First Recovery had been operating under terms similar to those contained in the Purchase and Distribution Agreement during the majority of 1997.

         Pursuant to the Purchase and Distribution Agreement, First Recovery was granted the exclusive right to purchase SystemOne/registered trademark/ Washers from the Company and market and distribute such products through sale or lease in a territory consisting of 21 major metropolitan markets throughout the United States and to national customers operating in more than one state and in more than fifteen locations. Within the State of Florida, during the term of the Purchase and Distribution Agreement, First Recovery may solicit trial placements of SystemOne/registered trademark/ Washers on behalf of the Company as a commissioned sales agent only. Pursuant to the Purchase and Distribution Agreement, First Recovery purchased, net ninety days, 400 SystemOne/registered trademark/ Washers and 243 SystemOne/registered trademark/ Brake Washers during December 1997 and agreed to purchase, net ninety days, a minimum of 600 SystemOne/registered trademark/ Washers during the first quarter of 1998.

         In an effort to enhance long-term profitability, preserve strategic opportunities and maximize value for its shareholders, in November 1997, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne/registered trademark/ product line. The Company is currently in the process of ramping up its direct marketing and distribution capabilities and expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct pricing and increased operating profits. No assurance can be given that the Company's efforts in establishing direct marketing and distribution capabilities will be completed, or if completed, will be successful.

         Through December 31, 1997, the Company had sold 3,273 SystemOne/registered trademark/ Washers, 2,655 units of which were purchased by First Recovery for sale to third parties. To assist in the marketing and support of sales to First Recovery under the Purchase and Distribution Agreement, as well as under the Representation Agreement, as of December 31, 1997, the Company agreed to establish 21 support centers throughout First Recovery's exclusive distribution territory, 18 of which were open as of December 31, 1997.

         The Company intends to continue to generate consumer awareness of its SystemOne/registered trademark/ Washer through the efforts of its marketing staff, general advertisements in trade publications, and participation in trade conventions.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company has been awarded eight United States patents, seven of which relate to its SystemOne/registered trademark/ Washer, Power Spray Washer, Spray Gun Washer, Immersion Washer and MiniDisposer (thermal oxidizer) and one relates to a System and Method of Vapor Recovery in Industrial Washing Equipment was allowed by the U.S. Patent Office in October, 1997 and is expected to issue in May, 1998. The Company intends to apply for additional patents as appropriate. The Company's patents have terms commencing September 1994 and continue through September 2014. The Company has secured three patents with respect to the SystemOne/registered trademark/ Washer. The Company currently has four additional patents pending relating to vapor recovery systems, machinery and processes using SystemOne/registered trademark/ technology. The Company also holds patents in Mexico and Japan relating to its SystemOne/registered trademark/ technology and has applied for international patents in Canada, Japan, Europe and Mexico.

         The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that patents will not be circumvented or invalidated or that the Company's competitors will not commence marketing self-contained washers with similar technology. In the event the Company products or processes infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license.

         The Company has received a federal trademark registration with respect to the mark "SystemOne" and design.

         The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees, suppliers and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. Since the Company believes that its proprietary information is important to its business, failure to protect such information could have a material adverse effect on the Company.

DIRECT SALES FINANCING

The Company makes its SystemOne/registered trademark/ Washers available to the public through a third party leasing program. The Company is party to an agreement (the "Product Financing Agreement") with First Sierra Inc., formerly known as Oakmont Financial Services, Inc. ("First Sierra"), pursuant to which First Sierra provides third party leasing services. Pursuant to the Product Financing Agreement, the Company provides First Sierra with certain information, including credit information, with respect to each proposed lessee. First Sierra may reject a lease application if, in its sole discretion, the proposed transaction does not comply with First Sierra's then applicable criteria. If First Sierra elects to provide lease financing, First Sierra purchases the SystemOne/registered trademark/ Washer in the manner and for an amount agreed to by the Company and First Sierra from time to time, upon First Sierra's receipt of required documentation.

         The Product Financing Agreement provides that, upon the customer's satisfaction of all of its lease payment obligations to First Sierra, the Company may, at its option, repurchase the subject equipment from First Sierra at a cash purchase price equal to the fair market value of the subject equipment plus applicable sales tax. The Product Financing Agreement states that the fair market value of a SystemOne/registered trademark/ Washer shall be determined by the mutual agreement of the Company and First Sierra or, if such an agreement is not reached, by an appraiser selected by mutual agreement of the Company and First Sierra.

         Under the Product Financing Agreement, the Company has agreed, for a fee, to utilize a reasonable and non-discriminatory approach to assist First Sierra in reselling any SystemOne/registered trademark/ Washers with respect to which a customer has failed to discharge its payment obligations to First Sierra. The Product Financing Agreement provides that First Sierra does not have recourse against the Company for a customer's failure to discharge its obligations to First Sierra unless the Company has breached and failed to cure certain warranties made to First Sierra.

         The Product Financing Agreement has a term of one year, which automatically renews for successive one-year terms. Under the Product Financing Agreement, either the Company or First Sierra may terminate the agreement with or without cause upon 60 days notice, without affecting the rights and obligations of either party with respect to previous sales. In addition, if First Sierra declines any five lease applications within a 30-day period, which lease applications are accepted and funded by a third party on terms declined by First Sierra, the Company may, upon 10 days notice, terminate the Product Financing Agreement. The Company and First Sierra are currently negotiating certain modifications to the Product Financing Agreement.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1996 and 1997, the Company expended $684,000 and $415,000, respectively, in connection with research and development activities.

         The Company plans to continue to focus significant resources on the development of additional products utilizing the Company's core recycling technologies. The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and progress and the Company will seek to retain what the Company perceives as its technological superiority over its competitors' products. Accordingly the Company intends to continue to seek means of refining and improving its SystemOne/registered trademark/ Washer. In order to keep pace with the rate of technological change, the Company also intends to devote considerable resources in time, personnel and funds on research and development for future products. The Company recognizes that many of its competitors have far greater financial and personnel resources than the Company which may be devoted to research and development, and can provide no assurance that it will maintain a technological advantage over its competitors. Additionally, there can be no assurance that the Company will ever develop any new products capable of commercialization, the Company intends to continue its programs to develop new products, some of which may utilize the Company's patented products and processes.

GOVERNMENT REGULATION

         The Company believes that federal and state laws and regulations have been instrumental in shaping the industrial parts washing industry. Federal and state regulations dictate and restrict to varying degrees what types of cleaning solvents may be utilized, how a solvent may be stored and utilized, and the manner in which contaminated solvents may be generated, handled, transported, recycled and disposed of.

         Although the federal and state laws and regulations discussed below regulate the behavior of the Company's customers, and not the Company, the Company believes that customer demand for its SystemOne/registered trademark/ Washer is partially a function of the legal environment in which the Company's customers conduct business. The Company's SystemOne/registered trademark/ Washer was designed to help minimize the cost of complying with existing federal and state environmental laws and regulations. Any changes, relaxation or repeal of the federal or state laws and regulations which have shaped the industrial parts washing industry may significantly affect demand for the Company's products and the Company's competitive position.

         REGULATION OF SOLVENT TYPES. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Prior to December 1995, methyl chloroform was a widely used cleaning solvent. The Clean Air Act of 1990 mandated the elimination of methyl chloroform by December 1995.

         REGULATION OF HANDLING AND USE OF SOLVENTS. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in the industrial parts washers of the Company's closest competitors. The Company intends to use mineral spirits with a minimum of 140 degrees Fahrenheit ignitable limits in its SystemOne/registered trademark/ Washer. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended (the "RCRA")., and the implementing regulations of that statute adopted by the United States Environmental Protection Agency (the "EPA"). Certain machines of the Company's competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne/registered trademark/ Washer provides an economic benefit to the Company's customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste. See "Government Regulation--Regulation of Generation, Transportation, Treatment, Storage and Disposal of Contaminated Solvents."

         Federal, state and many local governments have adopted regulations governing the handling, transportation and disposal of such solvents. On the federal level, under the Hazardous Materials Transportation Act ("HMTA"), the United States Department of Transportation has promulgated requirements for the packaging, labeling and transportation of mineral spirits in excess of specified quantities. The Company does not intend to transport mineral spirits in quantities that would trigger compliance with HMTA requirements.

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

         At the federal level, the RCRA authorized the EPA to develop specific rules and regulations governing the generation, transportation, treatment, storage and disposal of hazardous wastes as defined by the EPA. The EPA's definition of hazardous waste appears under Chapter 40 CFR Part 261. The Company believes that none of the residue by-products, the used solvent before distillation or the solvent recycled in a SystemOne/registered trademark/ Washer used in accordance with its intended purpose and instructions is subject to regulation as a "hazardous waste." In contrast, the Company believes that the mixture of solvent and contaminants which is periodically recovered from the machines of many of its competitors is subject to regulation as "hazardous waste."

         The Company believes that the ability to recycle and dispose of its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target customers currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil would enable the Company's customers to: (i) dispose of or recycle the residue at no significant additional cost; and (ii) avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system.

         Even if the residue by-product was required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne/registered trademark/ Washer effects a substantial reduction in the volume of waste product requiring disposal would still serve to minimize disposal costs.

         The RCRA establishes the basic framework for federal regulation of hazardous waste. The RCRA governs the generation, transportation, treatment, storage, and disposal of hazardous waste. In contrast to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which is discussed below, RCRA is designed to anticipate and prevent harm to human health and the environment, rather than to respond to the release of hazardous wastes.

         RCRA requires that facilities that generate, treat, store or dispose of hazardous wastes comply with certain operating and permitting standards. RCRA provides standards for permitting, maintenance and operation of facilities handling hazardous wastes, including requirements for testing and maintenance of equipment, contingency plans and emergency procedures, secondary containment, recordkeeping and reporting to government agencies. The recordkeeping and reporting requirements of RCRA are significant. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest to be filed with the appropriate governmental agency identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest and to a facility with an appropriate RCRA permit (a "TSD Facility"). Failure to comply with the manifesting requirements may result in the imposition of civil and/or criminal penalties. Many states and local governments have adopted regulatory programs which parallel the RCRA regulatory system, many of which programs are in certain ways more restrictive and burdensome than the RCRA system.

         With regard to regulation of "used oil", the EPA ruled in 1992 that used oil is not a hazardous waste under RCRA. Like the RCRA regulations pertaining to hazardous wastes, the EPA's used oil regulations provide standards for permitting, the maintenance and operation of used oil facilities, including requirements for testing and maintenance of equipment, contingency plans and emergency procedures, secondary containment, recordkeeping and reporting. However, there are some material differences between RCRA's regulation of hazardous waste and used oil. In contrast to hazardous wastes, used oil need not be processed solely at sites with treatment, storage and disposal permits. In addition, the generators of used oil are not required to file a shipping manifest with government agencies with respect to each shipment of used oil. Many state and local governments have adopted regulatory programs which parallel the EPA's program for regulating used oil, many of which programs are in certain ways more restrictive or burdensome than the EPA's program. For instance, certain state and local governments continue to regulate used oil as a hazardous waste.

         CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), sets forth national policy and procedures for containing and removing releases of hazardous substances, and identifying and remediating sites contaminated with hazardous substances. CERCLA created an $8.5 billion fund (the "Superfund"), financed from taxes on petroleum and various chemicals, to be administered by the EPA to fund cleanup of hazardous waste sites. SARA significantly expanded the scope of hazardous waste cleanup and imposed more stringent cleanup requirements. The Superfund's most notable objective, however, is to provide criteria and financial assistance for site cleanups and to impose liability on parties responsible for such contamination--namely, owners and operators of vessels or facilities from which such releases occur, and persons who generated, transported, or arranged for the transportation of hazardous substances to a facility from which a release or threatened release occurs.

         Most states, including Florida, have created programs similar to Superfund. These state programs are principally designed to help finance the state's share of remediation costs of sites under the federal Superfund and to finance cleanups at state sites that are not considered a priority for remediation under the federal program.

         The CERCLA definition of hazardous substances provides a major exception for petroleum, including used oil if recycled. However, liability under CERCLA is possible if petroleum products are released that contain hazardous substances as additives or that are tainted with hazardous substances during their use and disposal.

         The Company believes that the demand for its SystemOne/registered trademark/ Washer is enhanced as a result of certain federal and state environmental laws and regulations. Although the demand for industrial parts cleaning machines and services may be substantial in certain international markets, the level of demand for the Company's SystemOne/registered trademark/ Washer may not be substantial in certain countries as a result of permissive regulatory systems which allow the use of less environmentally stringent cleaning and waste disposal methods.

PRODUCT LIABILITY AND INSURANCE

         The Company is subject to potential product liability risks which are inherent in the design and use of industrial parts cleaning machines. The Company has implemented strict quality control measures and currently maintains product liability insurance with respect to such potential liabilities.

EMPLOYEES

         At December 31, 1997, the Company had 66 employees, of which 5 were in corporate management, 2 were in research and development, 3 were in sales and marketing, 29 were in manufacturing, 5 were in administration and 22 were in field support. In connection with the Company's development of direct marketing and distribution capabilities, the Company had hired 18 direct salespersons as of March 31, 1998.

ITEM 2.  PROPERTIES.

         The Company maintains its corporate headquarters and, commencing in December 1997, its manufacturing and research and development facilities in a new 44,000 square foot building located in Miami, Florida. The initial term of the lease for this facility commenced on August 1, 1997 and expires September 30, 2002. This lease provides for a renewal term of five years and is exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are approximately $288,600, subject to an annual 4.5% increase, which amount does not include the Company's obligation to pay all utilities charges and the Company's proportionate share of the facilities maintenance and operating expenses. The Company has the right to cancel this lease upon three months prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities.

Pursuant to this right of first refusal, the landlord is required to provide the Company with written notice of any adjacent space which becomes vacant during the initial or extended term of the lease.

         Prior to moving into its new facilities, the Company maintained its corporate headquarters, research and development laboratory and manufacturing facilities in a 10,000 square foot building located in Miami, Florida pursuant to a lease expiring on December 31, 1998. The annual lease payments under such lease were approximately $61,000. In early 1997, the Company exercised its option to terminate the lease without penalty and notified the landlord of such intention.

         To date, the Company has opened 21 support centers in support of its agreements with First Recovery and 12 support centers in connection with the ramping up of its direct marketing and distribution efforts. The Company intends to open up to an additional 20 support centers in connection with its direct marketing and distribution efforts. Such support centers, which are typically leased on an annual basis, average approximately 1,500 square feet and require average annual rental payments of approximately $10,000.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not presently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded in the Nasdaq SmallCap Market ("Nasdaq") under the symbol "MANS" since September 27, 1996. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock as reported by Nasdaq. The Nasdaq quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                  HIGH BID PRICE          LOW BID PRICE
                                                                  --------------          -------------
                                   1997
                                   ----

             First Quarter...............................             $16.00                 $7.6875
             Second Quarter..............................            $27.375                 $13.125
             Third Quarter...............................             $27.00                  $19.25
             Fourth Quarter .............................             $24.25                  $14.00

                                   1996
                                   ----

             Third Quarter (from September 27, 1996)....              $9.25                   $8.125
             Fourth Quarter.............................              $8.625                  $7.00


         As of March 25, 1998, there were 55 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 25, 1998, the closing bid price of the Common Stock was $20.75 per share.

         To date, the Company has not declared or paid any dividends on its Common Stock. Pursuant to the Notes, the Company may not declare or pay any dividends or make any other distributions, except dividends or distributions payable in equity securities. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, contractual restrictions and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain future earnings, if any, for use in the Company's business operations.

         In February 1998, the Company consummated the Private Placement of $17.0 million of Notes generating net proceeds of approximately $15.7 million. To date, the Company has used and will continue to use the proceeds from the Private Placement to expand manufacturing operations, accelerate development of the Company's direct marketing and distribution organization, establish additional regional support and service centers and for working capital and general corporate purposes. The Private Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this report.

         THE FOLLOWING, AS WELL AS THE DESCRIPTION UNDER PART I "BUSINESS" CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH REPRESENTS THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING (I) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (II) THE COMPANY'S CONTINUED GROWTH AND OPERATING STRATEGY; AND (III) TRENDS IN GOVERNMENTAL REGULATION. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL. READERS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE ACCOMPANYING INFORMATION CONTAINED HEREIN INCLUDING WITHOUT LIMITATION THE INFORMATION SET FORTH UNDER THE HEADINGS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "BUSINESS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.

GENERAL

         The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company has only recently begun to generate significant revenue from product sales and has only had one quarter of profitability. Inasmuch as the Company's operating expenses have increased and can be expected to continue to increase significantly in connection with the Company's rapid expansion, development of a direct marketing and distribution organization for its SystemOne/registered trademark/ product line, establishment of additional regional technological support centers and a service fleet, development of new products through the application of the Company's core technologies and the purchase of raw materials, the Company anticipates that negative operating cash flow will continue until such time, if ever, as the Company is able to generate sufficient revenues to offset its operating costs and the costs of continued expansion and development.

         In October 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,100,000 shares of its Common Stock for aggregate net proceeds of $6,034,660. The net proceeds have been used for the development, sales and marketing of the Company's products, establishment of regional technological support and service centers and a service fleet, development of manufacturing facilities and for working capital and general corporate purposes.

         In February 1998, the Company consummated the Private Placement of $17.0 million of Notes generating net proceeds of approximately $15.7 million. To date, the Company has used and will continue to use the proceeds from the Private Placement to expand manufacturing operations, accelerate development of the Company's direct marketing and distribution organization, establish additional regional support and service centers and for working capital and general corporate purposes.

         Under the Company's Product Financing Arrangement, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The Company commenced the sale of its products in July 1996 and had no revenues prior to June 30, 1996. Accordingly, comparisons between results in 1996 and 1997 may not be meaningful.

         Revenues increased by $6,508,682 to $7,244,427 during 1997 compared to $735,745 during 1996 primarily due to increased sales of SystemOne/registered trademark/ Washers during 1997. The Company sold 2,986 SystemOne/registered trademark/ Washers during 1997, an increase of 2,699 units compared to 287 units sold during 1996.

         Cost of goods sold increased by $4,079,524 to $4,660,785 during 1997 compared to $581,261 during 1996 primarily due to increased sales of SystemOne/registered trademark/ Washers. As a percentage of net sales, cost of goods sold represented 64.3% and 79.0% for the years ended December 31, 1997 and 1996, respectively.

         Selling, general and administrative expenses during 1997 were $3,461,246, an increase of $1,790,863 compared to selling, general and administrative expenses of $1,670,383 during 1996. The increase in selling, general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's establishment of 23 support centers, ramping up of direct marketing and distribution capabilities and the leasing of additional manufacturing capacity in order to support the Company's increased production.

         During 1997, the Company's research and development expenses decreased by $269,039, or 39.3%, from $684,467 during 1996 to $415,428 in 1997. The decrease was primarily the result of the Company's completion of its prototype testing program during 1996 and increased focus on the manufacturing and distribution of SystemOne/registered trademark/ Washers during 1997.

         The Company recognized net interest income of $104,108 during 1997, an increase of $57,763 compared to interest income of $46,345 during 1996. The increase in interest income was primarily due to the investment for a full year of the remaining proceeds from the Company's IPO.

         For the year ended December 31, 1996, the Company paid dividends on redeemable preferred stock of $147,000. The Company also incurred an exchange expense of $344,631 in connection with the conversion during June 1996 of all outstanding shares of preferred stock. No preferred stock was issued and outstanding during 1997.

         As a result of the foregoing, the Company incurred net losses of $1,188,924 and $2,498,652 for 1997 and 1996, respectively. The Company's net losses to common shares for 1997 and 1996 were $1,188,924 and $2,645,652, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had net working capital of $4,203,213 and cash and cash equivalents aggregating $2,243,172 compared to net working capital of $6,089,346 and cash and cash equivalents of $5,320,608 at December 31, 1996.

         The Company's primary sources of working capital are the net proceeds from the Company's Private Placement of Notes consummated in February 1998 and IPO consummated in October 1996, a receivables factoring arrangement entered into in November 1997 and its lease financing arrangement with First Sierra.

         In February 1998, the Company consummated the Private Placement of Notes generating net proceeds approximately $15.7 million. Interest on the Notes is payable semi-annually through the Company's issuance of additional Notes during the first two years and thereafter, at the election of the Company, either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of Common Stock at a Conversion Price of $17.00 per share. The Notes automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding to February 23, 1999. The Company may redeem the Notes after February, 2001, under certain circumstances. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

         In November 1997, the Company entered into an agreement with a third party providing for the factoring of the Company's accounts receivable (the "Factoring Agreement"). Pursuant to the Factoring Agreement, the Company effectively assigned all eligible receivables due from First Recovery to the third party for a period of six months. The Company may borrow up to 70% of all eligible receivables. In connection with this factoring relationship, the Company is required to pay a semi-annual commission in an amount equal to the greater of .5% of all factored receivables or $12,000. Any borrowings by the Company against eligible accounts receivable bear interest at a per annum rate equal to the greater of 9% or prime plus 1%. During the year ended December 31, 1997, the Company factored $4,785,285 of receivables from First Recovery of which the Company borrowed and repaid $1,000,000 prior to December 31, 1997. The Company paid $25,510 in interest and commissions relating to this agreement during 1997.

         The Company's cash and cash equivalents balance decreased by $3,077,436, or 57.8%, from $5,320,608 as of December 31, 1996 to $2,243,172 as of December 31, 1977, primarily as a result of net cash used to fund operating activities. Substantially all of such cash and cash equivalents represent proceeds from the IPO. Since the Company commenced the sale of its products, the Company has experienced negative cash flow from operations. During 1997, this negative cash flow was primarily a result of extending 90-day payment terms on sales to First Recovery and increases in inventory in order to meet anticipated sales volume on demand. On December 31, 1997, the Company's accounts receivable had increased to $1,006,000, or 76.5%, from approximately $570,000 on December 31, 1996. During 1997, the Company's inventories increased to approximately $1,824,000 from approximately $617,000 in order to meet anticipated increased sales volume.

         The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $75,162 per month), and installment payments for manufacturing equipment (currently approximately $17,132 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months in connection with the Company's continued expansion and development of direct marketing and distribution capabilities.

         In 1997, the Company developed a plan to deal with the Year 2000 issue and will begin upgrading its computer systems to be Year 2000 compliant. The plan provides for the upgrade efforts to be completed by the end of 1998. The year 2000 issue is the result of computer programs being writen using two digits rather than four to define the applicable year. The total cost of the project is estimated to be approximately $36,000 and is being funded through operating cash flows. The Company will expense all costs associated with these system changes as the costs are incurred. As of December 31, 1997 $0 had been expensed.

         Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development of direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations as well as service center and service fleet development, the Company leases and intends to continue to lease rather than purchase, to the extent possible, equipment and vehicles. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan.

         As of December 31, 1997, the Company's accumulated deficit totaled $5,918,790. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

         The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the Private Placement and the Company's existing financing arrangements, together with cash flow from operations will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds from the Private Placement or available financing arrangements prove to be insufficient to fund the Company's rapid expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Company required by Form 10-KSB are attached hereto following Part III of this report commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

     EXHIBIT                                                  DESCRIPTION

3.1 Restated Articles of Incorporation of Registrant(1) 3.2 Bylaws of Registrant, as amended(1) 4.1 Certificate for Shares of Common Stock, par value $.001(1)

4.3 Representatives' Warrant Agreement between the Registrant and the Underwriter(1) 10.1 Registrant's Executive Incentive Plan(1) 10.2 Master Lease and Distribution Agreement, effective August 1, 1996, among the Registrant, The Valvoline Company and First Recovery(1)

10.3 Form of Indemnification Agreement between the Registrant and each of its director and executive officers(1)

10.4 Employment Agreement between Pierre G. Mansur and the Registrant dated September 1, 1995(1) 10.5 Employment Agreement between Paul I. Mansur and the Registrant dated September 1, 1995(1) 10.6 Employment Agreement between the Company and Charles W. Profilet, dated as of November 27, 1995(1)

10.7 Vendor Lease Plan Agreement between the Registrant and Oakmont Financial Services, dated as of May 28, 1996(1)

10.8 A Manufacture Agreement between the Registrant and EMJAC Industries, Inc., dated as of May 7, 1996(1)

10.9     Lease Agreement, dated October 29, 1994, between Registrant and Marvin
         L. Duncan(1) 10.10 Security Agreement between the Registrant and The CIT Group/Equipment Financing, Inc. for one (1) TRUMPF TC 200 CNC Punching Machine, Serial No. 070080 with tolling package, dated as of October 25, 1995(1)

10.11 Term Life Insurance Policy for Pierce G. Mansur with the Equitable Life Assurance Society of the United States, dated as of November 9, 1994(1)

10.12 Term Life Insurance Policy for Paul I. Mansur with the Equitable Life Assurance Society of the United States, dated as of May 24, 1996(1)

10.13 United States Patent No. 5,277,208 for Multi-Process Power Spray Washer Apparatus dated January 11, 1994(1) 10.14 United States Patent No. 5,349,974 for SystemOne(TM) Washer dated September 27, 1994(1) 10.15 United States Patent Application No. 08/394,290 for Improved SystemOne(TM) Washer allowed April 2, 1996(1)

10.16 United States Patent No. 5,388,601 for Spray Gun Washer dated February 14, 1995(1)

10.17 United States Patent No. 5,518,013 for Immersion Washer dated May 21, 1996(1)

10.18 United States Patent Applications NO. 08/364,785 for apparatus for disposal of refuse by thermal oxidation allowed June 26, 1996(1)

10.19 Short Term Note, dated as of September 9, 1996, between Maria G. Jackson and the Registrant in the principal amount of $100,000(1)

10.20 Short Term Note, dated as of September 9, 1996, between First Malro and the Registrant in the principal amount of $250,000(1)

10.21 Short Term Note, dated as of September 9, 1996, between Martin E. Samy and the Registrant in the principal amount of $50,000(1)

10.22 Short Term Note, dated as of September 9, 1996, between Crestwell Corporation and the Registrant in the principal amount of $100,000(1)

10.23 Employment Agreement, dated as of July 31, 1996, between Richard P. Smith and the Registrant (1) 10.24 Lease, dated as of September 1, 1996 between Y.F.G., Inc. and the Registrant (1) 10.25 Lease, dated as of September 15, 1996 between Business Enterprises of Pinellas Limited and the Registrant (1)

10.26 United States Patent No. 5,549,128 for improved general parts washer dated August 27, 1996(1)

10.27 United States Patent No. 5,579,704 for apparatus for disposing of refuse by thermal oxidation dated December 31, 1996 (1)

10.28 United States Patent Application for floor washing apparatus dated December 3, 1996 (1) 10.29 United States Patent Application for system and method of vapor recovery in industrial washing equipment dated December 19, 1996 (1)

10.30 United States Patent Application for a process for integrated recycling of cleaning solution in industrial washing equipment dated February 26, 1997 (1).

10.31 Commission Sales Representative Agreement, dated January 16, 1997, among the Valvoline Oil Company, Ecogard, Inc. and the Registrant (2)

10.32    United States Patent Officer Notice of Allowance (3)

10.33 Intertek Testing Services Listing, Labeling, and Follow-up Service Agreement (3)

10.34    United States Patent Office Notice of Allowance (4)

10.35 Factoring Agreement between the Registrant and Capital Factors, Inc. ("Capital") dated November 26, 1997

10.36    Security Agreement Supplement between the Registrant and Capital

10.37 License Agreement between the Registrant and Capital dated November 26, 1997.

10.38 Purchase and Distribution Agreement between First Recovery and SystemOne Technologies, Inc.

27.1     Financial Data Schedule



(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (No. 333-08657).

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1997. (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1997.

(B)      REPORTS OF FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MANSUR INDUSTRIES INC.

Dated: March 31, 1998                          By: /s/ PAUL I. MANSUR
                                                   -----------------------------
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


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


         SIGNATURES                                  TITLE                                                DATE
         ----------                                  -----                                                ----

/S/ PIERRE G. MANSUR                Chairman of the Board and President;                         March 31, 1998
--------------------
Pierre G. Mansur                    Director

/S/ PAUL I. MANSUR                  Chief Executive Officer; Principal                           March 31, 1998
--------------------
Paul I. Mansur                      Executive Officer; Director

/S/ RICHARD P. SMITH                Chief Financial Officer; Principal Financial                 March 31, 1998
--------------------
Richard P. Smith                    Accounting Officer

--------------------                Director                                                     March 31, 1998
Elias F. Mansur

/S/ DR. JAN HEDBERG                 Director                                                     March 31, 1998
--------------------
Dr. Jan Hedberg

/S/ JOSEPH E. JACK                  Director                                                     March 31, 1998
--------------------
Joseph E. Jack


                         INDEX TO FINANCIAL STATEMENTS

                                                            PAGE

Independent Auditors' Report                                F-2

Balance Sheets as of December 31, 1997 and 1996             F-3

Statements of Operations for the years ended
  December 31, 1997 and 1996                                F-4

Statements of Stockholders' Equity for the years
  ended December 31, 1997 and 1996                          F-5

Statement of Cash Flows for the years ended
  December 31, 1997 and 1996                                F-6

Notes to Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mansur Industries Inc.:

We have audited the accompanying balance sheets of Mansur Industries Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansur Industries Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------
    KPMG Peat Marwick LLP


Miami, Florida
February 28, 1998

                             MANSUR INDUSTRIES INC.

                                 BALANCE SHEETS

                           December 31, 1997 and 1996

                                ASSETS                                                    1997             1996
                                ------                                                    ----             ----
Current assets:
     Cash and cash equivalents                                                    $    2,243,172       5,320,608
     Accounts receivable                                                               1,006,227         569,926
     Inventory, net                                                                    1,824,181         617,465
     Other assets                                                                        213,452          29,700
                                                                                      ----------      ----------
                   Total current assets                                                5,287,032       6,537,699

Intangible assets, net                                                                    71,894          46,166
Property and equipment, net                                                            1,354,993         373,513
Other assets                                                                              74,269               -
                                                                                      ----------      ----------
                   Total assets                                                   $    6,788,188       6,957,378
                                                                                      ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                               758,872         297,747
     Deferred revenue                                                                    169,913          95,160
     Interest payable                                                                      2,156               -
     Current installments of obligations under capital leases                            152,878          55,446
                                                                                      ----------      ----------

                   Total current liabilities                                           1,083,819         448,353

Obligations under capital leases,
  excluding current installments
                                                                                         502,700         118,432
                                                                                      ----------      ----------

                   Total liabilities                                                   1,586,519         566,785
                                                                                      ----------      ----------

Stockholders' equity:
     Common stock, $0.001 par value.  Authorized 25,000,000 shares,
        issued and outstanding 4,601,309 in 1997 and 1996                                  4,601           4,601
     Additional paid-in capital                                                       11,115,858      11,115,858
     Accumulated deficit                                                              (5,918,790)     (4,729,866)
                                                                                      ----------      ----------

                   Total stockholders' equity                                          5,201,669       6,390,593
                                                                                      ----------      ----------

                   Total liabilities and  stockholders' equity                    $    6,788,188       6,957,378
                                                                                      ==========      ==========


See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                  1997              1996
                                                                  ----              ----
Revenue                                                    $    7,244,427          735,745
Costs of goods sold                                            (4,660,786)        (581,261)
                                                                ---------        ---------
                   Gross profit                                 2,583,641          154,484
                                                                ---------        ---------
Operating expenses:
     Selling, general and administrative                        3,461,245        1,670,383
     Research and development                                     415,428          684,467
                                                                ---------        ---------
                   Total operating expenses                     3,876,673        2,354,850
                                                                ---------        ---------

                   Loss from operations                        (1,293,032)      (2,200,366)

Interest expense                                                  (46,008)         (41,432)
Interest income                                                   150,116           87,777
Exchange expense on redeemable preferred stock                          -         (344,631)
                                                                ---------        ---------
                   Net loss                                    (1,188,924)      (2,498,652)

Dividends on redeemable preferred stock                                 -         (147,000)
                                                                ---------        ---------
                   Net loss to common shares               $   (1,188,924)      (2,645,652)
                                                                =========        =========

                   Basic and diluted net loss
                     per common share                           $ (0.26)           (0.78)
                                                                   ====             ====

Weighted average shares outstanding                             4,601,309        3,378,008
                                                                =========        =========


See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                          COMMON STOCK
                                                                                              --------------------------------------

                                                               PREFERRED STOCK                                           ADDITIONAL
                                                           --------------------------                                     PAID-IN
                                                             SHARES          AMOUNT           SHARES         PAR          CAPITAL
                                                             ------          ------           ------         ---          -------
Balance at December 31, 1995                                490,000     $  2,573,863       2,673,129       $2,673         $438,132

     Issuance of common stock in exchange for
       services rendered
                                                                  -                -          30,000           30          104,970

     Conversion of note payable into common stock                 -                -          20,000           20           99,980

     Accrued dividends on preferred stock                         -          147,000               -            -         (147,000)

     Exchange of preferred stock and accrued dividends
       to common stock                                     (490,000)      (2,720,863)        628,180          628        3,064,866

     Issuance of common stock resulting from initial
       public offering including conversion of notes
       payable to common stock, net of costs                      -                -       1,150,000        1,150        6,896,910

     Issuance of common stock for underwriter
       overallotment, net of costs                                -                -         100,000          100          658,000

     Net loss                                                     -                -               -            -                -
                                                            -------     ------------       ---------        -----       ----------
Balance at December 31, 1996                                      -                -       4,601,309        4,601       11,115,858

     Net loss                                                     -                -               -            -                -
                                                            -------     ------------       ---------        -----       ----------
Balance at December 31, 1997                                      -     $          -       4,601,309       $4,601      $11,115,858
                                                            =======     ============       =========        =====       ==========

                                                                                   TOTAL
                                                                                STOCKHOLDERS'
                                                               ACCUMULATED         EQUITY
                                                                 DEFICIT          (DEFICIT)
                                                                 -------          ---------
Balance at December 31, 1995                                  $(2,231,214)     $(1,790,409)

     Issuance of common stock in exchange for
       services rendered
                                                                        -          105,000

     Conversion of note payable into common stock                       -          100,000

     Accrued dividends on preferred stock                               -         (147,000)

     Exchange of preferred stock and accrued dividends
       to common stock                                                  -        3,065,494

     Issuance of common stock resulting from initial
       public offering including conversion of notes
       payable to common stock, net of costs                            -        6,898,060

     Issuance of common stock for underwriter
       overallotment, net of costs                                      -          658,100

     Net loss                                                  (2,498,652)      (2,498,652)
                                                               ----------       ----------
Balance at December 31, 1996                                   (4,729,866)       6,390,593

     Net loss                                                  (1,188,924)      (1,188,924)
                                                               ----------       ----------
Balance at December 31, 1997                                  $(5,918,790)     $ 5,201,669
                                                               ==========       ==========

See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                            STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 1997 and 1996



                                                                                                   1997            1996
                                                                                                   ----            ----
Cash flows from operating activities:
     Net loss                                                                                 $   (1,188,924)      (2,498,652)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                               96,927           48,172
           Stock issued for services                                                                       -          105,000
           Interest expense on notes payable converted to common stock                                     -            9,000
           Changes in operating assets and liabilities:
               Accounts receivable                                                                  (436,301)        (569,926)
               Inventory                                                                          (1,206,716)        (423,627)
               Other assets                                                                         (258,022)         (11,410)
               Intangible assets                                                                     (25,977)         (46,166)
               Accounts payable and accrued expenses                                                 463,280           78,270
               Deferred revenue                                                                       74,753           95,160
                                                                                                 -----------       ----------
                    Net cash used in operating activities                                         (2,480,980)      (3,214,179)
                                                                                                   ---------        ---------
Cash flows from investing activities:
     Purchase of property and equipment, net                                                      (1,078,156)         (97,277)
                                                                                                   ---------       ----------
                    Net cash used in investing activities                                         (1,078,156)         (97,277)
                                                                                                   ---------       ----------
Cash flows from financing activities:
     Proceeds from capital lease obligations                                                         539,366                -
     Repayment of capital lease obligations                                                          (57,666)               -
     Proceeds from notes payable and line of credit                                                        -        1,512,500
     Repayment of notes payable                                                                            -         (176,110)
     Proceeds from issuance of common stock                                                                -        6,034,660
     Exchange expense on preferred stock exchanged for common stock                                        -          344,631
                                                                                                 -----------       ----------
                    Net cash provided by financing activities                                        481,700        7,715,681
                                                                                                 -----------       ----------
                    Net (decrease) increase in cash and cash equivalents                          (3,077,436)       4,404,225

Cash and cash equivalents, beginning of year                                                       5,320,608          916,383
                                                                                                 -----------       ----------
Cash and cash equivalents, end of year                                                        $    2,243,172        5,320,608
                                                                                                 ===========       ==========

Supplemental cash flow disclosure:
     Interest paid                                                                            $       46,008           41,432
                                                                                                 ===========       ==========


Supplemental disclosures of noncash investing and financing activities:
  During 1996, the Company exchanged 490,000 shares of preferred stock in the amount of $2,374,596 plus related accrued dividends of $346,267 for 628,180 shares of common stock. In connection with this transaction, the Company recorded an exchange expense of 12 percent in the amount of $344,631 [note 7(a)].


See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Mansur Industries Inc. (the "Company") is primarily engaged in research and development, marketing, and production of industrial parts cleaning equipment for use in automotive, marine, aviation and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporates continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminated solvents and solutions.

         (A)    OPERATIONS AND LIQUIDITY

                  The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company has only recently begun to generate significant revenue from product sales. As indicated in the accompanying financial statements as of December 31, 1997 and 1996, the Company's accumulated deficit totaled $5,918,790 and $4,729,866, respectively.

                  In October 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,100,000 shares of its Common Stock for aggregate net proceeds of $6,034,660. The net proceeds have been used for the development, sales and marketing of the Company's products, establishment of regional technological support and service centers and a service fleet, development of manufacturing facilities and for working capital and general corporate purposes.

                  In February 1998, the Company consummated a private placement (the "Private Placement") of $17.0 million of subordinated convertible notes (the "Notes") generating net proceeds of approximately $15.7 million (see Note 5). The Company has used and will continue to use the proceeds from the Private Placement to expand manufacturing operations, accelerate development of the Company's direct marketing and distribution capabilities, establish additional regional support and service centers and for working capital and general corporate purposes.

                  Since November 1990, the Company has financed its operations through a number of stock and debt issuances and conversions. The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the Private Placement and the Company's existing financing arrangements, together with cash flows from operations will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds from the Private Placement or available financing arrangments prove to be insufficient to fund the Company's rapid expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

         (B)    REVENUE RECOGNITION

                  Under the Product-Financing Agreement (note 10), the Company recognizes revenue from the sale of industrial parts cleaning equipment at the time that the equipment is delivered by the Company. Revenue recognized is recorded based on the approximate present value of the payment stream related to the underlying lease.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


                  Under the Marketing Agreements (note 11), the Company recognizes revenue upon shipment of the industrial parts cleaning equipment from the Company's manufacturing facility.

         (C)    DEFERRED REVENUE

                  A portion of the sales price that represents shipping and handling fees for sales that are made to First Recovery pursuant to the Marketing Agreements (note 11), are deferred until the unit is sold by First Recovery to the end user. In addition, a portion of sales that is made for a five-year solvent replenishment program is deferred and recognized over the five-year period.

         (D)    CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

         (E)    INVENTORY, NET

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Inventory consists of the following at December 31, 1997 and 1996:

                                                          1997           1996
                                                          ----           ----
                  Raw materials                       $   872,871      355,690
                  Work in progress and finished goods   1,015,048      261,775
                                                        ---------      -------
                                                        1,887,919      617,465

                  Less allowance for obsolete
                    inventories                            63,738            -
                                                        ---------      -------
                                                      $ 1,824,181      617,465
                                                        =========      =======

         (F)    PROPERTY AND EQUIPMENT, NET

                  Property and equipment are stated at cost, less accumulated depreciation. Property and equipment under capital leases are stated at the present value of minimum lease payments.

                  Depreciation is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the respective assets. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

         (G)    INTANGIBLE ASSETS, NET

                  Intangible assets, net, consist of patents, patent applications and rights that are stated at acquisition cost. Amortization is recorded using the straight-line method over the legal lives of the patents, generally for a period ranging up to 17 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future cash flows from operations derived from intangible assets is less than their carrying value. At December 31, 1997 and 1996,

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                  intangible assets, net include accumulated amortization of approximately $500 and $-0-, respectively.


         (H)    FINANCIAL  INSTRUMENTS

                  In assessing the fair value of financial instruments, at December 31, 1997 and 1996, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. The carrying amount of obligations under capital leases approximates fair value at December 31, 1997 and 1996, respectively. For certain instruments, including accounts payable and accrued expenses, and current installments of obligations under capital leases, the carrying amount approximates fair value due to their short maturity.

         (I)    RESEARCH AND DEVELOPMENT

                  Research and development expenses consist primarily of costs incurred in connection with engineering activities related to the development of industrial parts cleaning machinery and are expensed as incurred.

         (J)    INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (K)    NET LOSS PER COMMON SHARE

                  For the years ended December 31, 1997 and 1996, net loss per common share is computed based on weighted-average number of common shares outstanding of 4,601,309 and 3,378,008, respectively. Common stock equivalents are excluded from the net loss per common share in periods in which they have an anti-dilutive effect. For the years ended December 31, 1997 and 1996, common stock equivalents were excluded from the net loss per common share computation because of the anti-dilutive effect.

                  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted-average number of common shares outstanding during the year. Diluted EPS, reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                  has adopted the provisions of SFAS 128 which is effective for periods ending after December 15, 1997. The Company has restated, as appropriate, all previously reported, per share amounts, to conform to the new presentation.

         (L)    USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (M)    STOCK-BASED COMPENSATION

                  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (N) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset of future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         (O)    PRODUCT  WARRANTY OBLIGATIONS AND PRODUCT LIABILITY

                  The Company provides a five-year warranty on its products from the date of delivery. The Company warrants that its products during the warranty period will be free of material defects and if properly used in accordance with the operator manual, it will not generate hazardous waste under current interpretations of applicable federal and state regulations. Estimated future warranty obligations related to units sold are

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                  accrued for by charges to operations in the period in which the related revenue is recognized.

         (P)    RISKS AND UNCERTAINTIES

                  During 1997, substantially all of the Company's revenue was derived from sales made directly to First Recovery pursuant to the Commission Sales Representation Agreement ("Representation Agreement") and the Purchase and Distribution Agreement (the "Purchase and Distribution Agreement") (note 11). Sales made directly to First Recovery pursuant to the Marketing Agreements (note 11) amounted to approximately 91 percent and 0 percent of sales in 1997 and 1996, respectively. Amounts due from sales made directly to First Recovery pursuant to the Marketing Agreements (note 11) amounted to approximately 98 percent and 0 percent of total accounts receivable at December 31, 1997 and 1996, respectively. Although the Company intends to continue to evaluate and discuss a long-term distribution agreement or other strategic alliance with First Recovery , no assurance can be given that the Company and First Recovery will enter into such an agreement or that First Recovery will continue to purchase the Company's products at current levels. Additionally, there can be no assurance that the Company will have any continuing relationship with First Recovery after the expiration of the Purchase and Distribution Agreement in June 1998. If the Company does not enter into a new agreement with First Recovery or if the Purchase and Distribution Agreement is terminated, the Company's business and future prospects could be adversely affected.


                  In November 1997, the Company began development of direct marketing and distribution capabilities of its industrial parts washers. No assurance can be given, however, that the Company's efforts in estabilishing direct marketing and distribution capabilities will be completed, or if completed, will be successful. In the event the Company is not successful in its direct marketing and distribution efforts, the Company's business and future prospects could be adversely affected.

         (Q)    NEW ACCOUNTING DEVELOPMENTS

                  In February 1997, FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" which establishes standards for disclosing information about an entity's capital structures. This statement is effective for financial statements for periods ending after December 15, 1997. Adoption of this statement did not have a material impact on the Company.

                  In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

(2)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net as of December 31, 1997 and 1996 consists of the following:

                                           1997          1996      Useful life
                                           ----          ----      -----------

         Furniture and equipment        $    226,079        90,711       5 years
         Machinery and equipment             978,728       380,582      10 years
         Leasehold improvements              172,979        10,852       5 years
         Construction in progress            182,516             -
                                           ---------      --------
                                        $  1,560,302       482,145

         Less accumulated depreciation       205,309       108,632
                                           ---------       -------
                                        $  1,354,993       373,513
                                           =========       =======

         Depreciation expense for the years ended December 31, 1997 and 1996\ amounted to $96,927 and $48,172, respectively.

(3)      DUE TO OFFICERS/SHAREHOLDERS

         The balance in due to officers/shareholders at December 31, 1995 consisted of notes payable in the amounts of $100,000 and $150,000 to a shareholder and the chief executive officer, respectively. During the second quarter of 1996, the note due to the shareholder was converted into 20,000 shares of the Company's common stock at a conversion rate of five dollars per share. The note payable to the chief executive officer was paid off in its entirety in May 1996.

         In June 1996 and September 1996, the Company issued cumulative convertible redeemable notes payable, with interest of 4 percent per annum until September 30, 1996 and 12 percent thereafter, in the aggregate amount of $1,512,500, of which $303,750 was due to certain directors of the Company. These notes were automatically converted into 150,000 shares of common stock simultaneously with the IPO of the Company.

(4)      LEASE AGREEMENTS

         The Company leases operating facilities and equipment under fixed rent operating leases. The facilities have lease terms ranging from nine months to five years. In February 1997, the Company entered into a lease obligation on a 30,000 square foot facility for its new corporate headquarters. The lease obligation was amended in August 1997 to include an additional 14,000 square feet, bringing the total facility to 44,000 square feet. The initial term of the lease for this facility commences on August 1, 1997 and expires on September 30, 2002. This lease provides for a renewal term of five years and is exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are approximately $288,600 subject to an annual increase of 4.5 percent, which does not include utilities and the Company's proportionate share of the facility's maintenance and operating expenses.

         Total rent expense for the years ended December 31, 1997 and 1996 amounted to $541,426 and $85,327, respectively.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


         The Company is obliged under various capital leases for certain machinery and equipment that expire at various dates during the next five years. At December 31, 1997 and 1996, the gross amount of property and equipment and related accumulated amortization recorded under capital leases consists of the following:

                                                         1997          1996
                                                         ----          ----

          Machinery and equipment                  $    832,519       304,984
          Less accumulated amortization                 112,663        69,516
                                                        -------      --------

                                                   $    719,856       235,468
                                                        =======       =======

         Amortization of assets held under capital leases is included with depreciation expense.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are:

                    Year ending                      Capital      Operating
                    December 31,                     leases         leases

                        1998                     $     205,583       435,699
                        1999                           182,824       402,856
                        2000                           136,674       336,895
                        2001                           136,674       348,359
                        2002                           130,563       273,026
                                                       -------    ----------

           Total minimum lease payments          $     792,318     1,796,835
                                                                   =========

       Less amount representing interest (at
           rates ranging from 6.35% to 12.5%)          136,740
       Present value of net minimum capital
           lease payments                              655,578
       Less current installments of obligations
           under capital leases                        152,878
                                                       -------
             Obligations under capital leases,
               excluding current installments    $     502,700
                                                       =======

(5)      SUBORDINATED CONVERTIBLE NOTES

         In February 1998, the Company consummated the Private Placement of $17.0 million in principal amount of 8.25 percent subordinated convertible notes due 2003 (the "Notes"). Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock, $.001 par value (the "Common Stock"), at a conversion price equal to $17.00 per share (the "Conversion Price") and automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported, in the SmallCap Market of the National Association of Securities Dealers Automated Quotation System, exceeds 175 percent of the Conversion Price for a period of 20 consecutive trading days, including the 20 trading days immediately preceding February 23, 1999. The Company may redeem the Notes at any time after 36 months from their date of issuance at a price equal to (i) 104 percent of the principal amount plus accrued interest if such redemption occurs after thirty-six months but prior to 48 months; or (ii) 102 percent of the principal amount plus accrued interest if such redemption occurs after 48 months.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


(6)      INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 1997 and 1996.

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to earnings before income taxes) for the years ended December 31, 1997 and 1996 as follows:

                                                                                            1997            1996
                                                                                            ----            ----

             Computed "expected" income tax benefit                                   $   (404,234)       (849,542)
             State income tax benefit, net of U.S. federal income tax
             benefit                                                                       (72,843)        (88,266)
             Change in valuation allowance                                                 755,117         915,000
             Income taxes from prior years                                                (283,137)         19,550
             Other                                                                           5,097           3,258
                                                                                          --------        --------
             Income tax expense                                                    $             -               -
                                                                                          ========        ========

         At December 31, 1997 and 1996, the Company had deferred tax assets with full valuation allowances. Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                      1997                 1996
                                                                      ----                 ----
          Deferred tax assets:

               Net operating loss                            $        1,471,776           603,224
               Deferred revenue                                          63,938                 -
               Warranty                                                  35,586                 -
               Start-up costs                                           266,800           348,892
               Research and development                                 267,106           343,422
               Patent                                                   456,713           495,583
               Capital loss                                                   -             5,372
                                                                 --------------         ---------

                  Total gross deferred tax assets                     2,561,919         1,796,493

               Less valuation allowance                               2,510,117         1,755,000
                                                                      ---------         ---------

               Net deferred tax asset                                    51,802            41,493
                                                                    -----------       -----------

          Deferred tax liabilities:

               Depreciation                                              51,802            41,493
                                                                    -----------       -----------

                  Total gross deferred tax liabilities                   51,802            41,493
                                                                    -----------       -----------

               Deferred tax assets, net                      $                -                 -
                                                                    -----------       -----------

                                                                     (Continued)

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

         The valuation allowance for deferred tax assets as of January 1, 1997, was $1,755,000. The change in the total valuation allowance for the year ended December 31, 1997, was an increase of $755,117, resulting from assessment of the future taxable income of the Company and the realizability of the deferred tax assets.

         The net operating losses of the Company will expire in varying amounts through the year 2013. In addition, if certain substantial changes in ownership should occur there would be an annual limitation of the amount of tax attribute carry forwards which can be utilized in the future.

(7)      REDEEMABLE PREFERRED STOCK

         (A)    SERIES A PREFERRED STOCK

         In April 1995, the Company issued 490,000 shares of 12 percent cumulative convertible redeemable preferred stock (the "Series A") as part of a second private placement within the meaning of Rule 144 of the Securities Act of 1933 (the "Act") at an offering price of $5 per share. The issuance raised $1,950,000 in cash and converted an existing $500,000 unsecured convertible promissory note into Series A shares. The Series A were convertible into common stock, one for one, at any time during the first 18 months following the issuance of the stock at the option of the shareholder. All then outstanding shares of Series A were to be redeemed no later than June 30, 1996. Dividends were payable at the time of conversion or redemption.

         On April 27, 1996, the board of directors of the Company approved an offer to exchange all of the Series A plus the aggregate amount of dividends accrued through June 30, 1996 in the amount of $346,267 for 628,180 shares of common stock. In June 1996, 100 percent of the Series A shareholders accepted the Company's offer to exchange all of their preferred shares together with their dividends. As such, included in the accompanying statements of operations for the year ended December 31, 1996 is an amount of $344,631 relating to the expense recognized by the Company in connection with this exchange.

(8)      STOCKHOLDERS' EQUITY

         (A)    CONVERTIBLE NOTE PAYABLE

                  In May 1996, the Company converted a $100,000 note payable into 20,000 shares of common stock at a price of $5 per share pursuant to an amendment to the note signed in January 1996.

         (B)    COMMON STOCK

                  As discussed in note 1, on October 2, 1996, the Company consummated an IPO whereby it made available to the public 1,100,000 shares of its common stock at a public offering price of $7.50 per share. The Company received proceeds of approximately $6 million, net of underwriting discounts and other direct IPO costs. In addition, notes payable in the amount of $500,000 were converted into common stock in connection with the IPO.

                  In connection with the IPO, the Company agreed to sell to the underwriters, for nominal consideration, warrants to purchase from the Company 100,000 shares of common stock at a price of $9.00 per share. The warrants are initially exercisable for a period of four years commencing one year after September 27, 1996. As of December 31, 1997 the underwriters have not exercised their warrants.

                                                                     (Continued)

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

         (C)    STOCK-BASED COMPENSATION

                  In 1996, the Company adopted an executive incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock related awards and performance or annual incentive awards that may be settled in cash, stock or other property to officers and key employees. The Plan authorizes grants of options to purchase up to 375,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have seven-year terms and vest and become fully exercisable after three years from the date of grant.

                  At December 31, 1997, there were 261,820 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $4.21 and $2.86 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997-expected dividend yield -0-percent, risk-free interest rate of 5.57 percent, expected life of seven years and a volatility rate ranging from 52 to 76 percent; 1996-expected dividend yield -0- percent, risk-free interest rate of 6.85 percent, expected life of seven years and a volatility rate of approximately 53 percent.

                  The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                                 1997              1996
                                                                 ----              ----

           Net loss                      As reported        $  1,188,924         2,645,652
                                         Pro forma             1,633,852         2,650,790

           Net loss per common share
                                         As reported        $      0.26              0.78
                                         Pro forma                 0.36              0.78

                  Pro forma net loss reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options' granted prior to January 1, 1996 is not considered.

                                                                     (Continued)

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                Stock-option activity during the period indicated is as follows:

                                                                               WEIGHTED-
                                                              NUMBER OF         AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                                ------       --------------

               Balance at December 31, 1995                             -         $      -
                    Granted                                        15,000             7.71
                    Exercised                                           -                -
                    Forfeited                                           -                -
                    Expired                                             -                -
                                                              -----------

               Balance at December 31, 1996                        15,000             7.71
                    Granted                                        99,180            13.34
                    Exercised                                           -                -
                    Forfeited                                      (1,000)            0.13
                    Expired                                             -                -
                                                             ------------

               Balance at December 31, 1997                       113,180         $  12.59
                                                             ============

                  At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.50 - $15.86 and 6.2 years, respectively.

                  At December 31, 1997 and 1996, the number of options exercisable was -0- and 5,000, respectively, and the weighted-average exercise price of those options was $-0- and $7.71, respectively.

(9)      COMMITMENTS

         (A)    EMPLOYMENT AGREEMENT

                  On September 1, 1993, the Company entered into an employment agreement with the president of the Company. Under the terms of this agreement, the Company agreed to pay the president a salary of $66,000 per annum for two years from the date of the agreement. In September 1995, this agreement was renewed for an additional two years. In December 1996, the Company amended the employment agreement pursuant to a board of directors meeting held December 1996 to provide for an annual salary of $120,000. In September 1997, this agreement was renewed for an additional year.

                  In September 1995, the Company entered into a two year employment agreement with the chief executive officer of the Company which provided for an annual base salary of $48,000 and discretionary bonuses, based on performance, as determined by the compensation committee of the board of directors. In December 1996, the Company amended the employment agreement pursuant to a board of directors meeting held December 1996 to provide for an annual salary of $120,000. In September 1997, this agreement was renewed for an additional year.

                                                                     (Continued)

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


         (B)    SUPPLY  AGREEMENT

                  On May 7, 1996, the Company entered into an agreement (the "Supply Agreement") with a supplier (the "Supplier") pursuant to which the Supplier agreed to supply to the Company with a stipulated number of machine units per year at established prices and in accordance with a delivery schedule. During the fourth quarter of 1996, the Company terminated the Supply Agreement. In accordance with the termination of the Supply Agreement the parties entered into a mutual release agreement pursuant to which the Company agreed to pay $139,673 to the Supplier for amounts outstanding under the Supply Agreement, inclusive of a $50,000 advance.

(10)     PRODUCT-FINANCING AGREEMENT

         In May 1996, the Company entered into an agreement (the "Product-Financing Agreement") with a leasing company which agrees to purchase machines produced by the Company and subsequently lease these machines to customers with terms ranging between 12 and 60 months. The Company markets the machines and provides the leasing company with credit information on potential customers which the leasing company may either accept or reject. The Product-Financing Agreement states that the leasing company does not have recourse against the Company for customer failures to discharge their obligations to the leasing company unless the Company has breached and failed to cure certain warranties.

         Under the Product-Financing Agreement, the Company, in some instances, has agreed to provide periodic service for the machines and replace solvent used in the machines. Revenue from providing such services is deferred and recognized over the lease term of the machine. In addition, upon the leasing company's request, the Company agrees to assist the leasing company in remarketing any repossessed or surrendered equipment for a fee. At the end of each customer lease, the Company has the option to purchase the machine from the leasing company at its fair market value.

(11)     MARKETING AGREEMENTS

         In January 1997, the Company and First Recovery entered into the Representation Agreement pursuant to which First Recovery served as the Company's exclusive distributor of the industrial parts washers in a territory comprising certain markets throughout the United States. In December 1997, prior to the expiration of the Representation Agreement, the Company and First Recovery entered into the Purchase and Distribution Agreement, effectively, terminating and superseding the Representation Agreement. Collectively, these agreements are referred to as the Marketing Agreements. Notwithstanding the existence of the Representation Agreement, the Company and First Recovery had been operating under terms similar to those contained in the Purchase and Distribution Agreement during the majority of 1997. The Purchase and Distribution Agreement has a term of seven months and either party may terminate the Purchase and Distribution Agreement at any time, with cause, upon 30-60 days prior written notice. During 1997, substantially all of the Company's revenues were derived from sales made directly to First Recovery. Pursuant to the terms of the Purchase and Distribution Agreement, First Recovery has a minimum purchase commitment that must be fulfilled.

(12)     FACTORING AGREEMENT

         In November 1997, the Company entered into an agreement with a third party providing for the factoring of the Company's accounts receivable (the "Factoring Agreement"). Pursuant to the Factoring Agreement, the Company effectively assigned all eligible accounts receivable due from First Recovery to the third party for a period of six months. The Company may borrow up to 70 percent of all eligible accounts receivable. In connection with this factoring relationship, the Company is required to pay a semi-annual commission in an amount equal to the greater of 0.5 percent of all factored receivables or $12,000. Any borrowings by the Company against eligible accounts receivable bear interest at a per annum rate equal to the greater of 9 percent or prime plus 1 percent. During the year ended December 31, 1997, the Company factored $4,785,285 of receivables from First Recovery of which the Company borrowed and repaid $1,000,000 prior to December 31, 1997. The Company paid $25,510 in interest and commissions relating to this agreement during 1997.

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------


10.35 Factoring Agreement between the Registrant SystemOne Technologies Inc. and Capital Factors, Inc.

10.36 Security Agreement Supplement between the Registrant and Capital Factors, Inc.

10.37    License Agreement between the Registrant and Capital Factors, Inc.

10.29 Purchase and Distribution Agreement between First Recovery and SystemOne Technologies Inc.

27.1     Financial Data Schedule