Form 10QSB
period 1998-03-31
MANSUR INDUSTRIES INC
filed 1998-05-15
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                          Commission File No. 000-21325

                             MANSUR INDUSTRIES INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                        8305 N.W. 27TH TERRACE, SUITE 107
                              MIAMI, FLORIDA 33122
                    ----------------------------------------
                     (Address of Principal Executive Offices)


                                 (305) 593-8015
                 ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


            FLORIDA                                       65-0226813
-------------------------------              -----------------------------------
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

                        Yes [X]           No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock par value $.001 outstanding was 4,601,309 as of the close of business on April 30, 1998.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB
QUARTER ENDED MARCH 31, 1998

PART I   FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

         Condensed Balance Sheets-
         As of March 31, 1998 (unaudited) and December 31, 1997

         Condensed Statements of Operations-
         For the three months ended March 31, 1998 and 1997 (unaudited)

         Condensed Statements of Cash Flows-
         For the three months ended March 31, 1998 and 1997 (unaudited)

         Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
                March 31, 1998 (unaudited) and December 31, 1997
                      (In thousands, except per share data)

                                                              MARCH 31,
                                                                 1998      DECEMBER 31,
                                                             (UNAUDITED)       1997
                                                             -----------   ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $ 16,363     $  2,243
    Accounts receivable, net                                      1,622        1,006
    Inventories                                                   1,856        1,824
    Other assets                                                    134          214
                                                               --------     --------
      Total current assets                                       19,975        5,287

Property and equipment, net                                       1,514        1,355
Intangible assets, net                                               76           72
Other Assets                                                      1,294           74
                                                               ========     ========
        Total Assets                                           $ 22,859     $  6,788
                                                               ========     ========

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                      $  1,006     $    759
    Deferred revenue                                                539          170
    Interest payable                                                133            2
    Current installments of long-term debt                          158          153
                                                               --------     --------
        Total current liabilities                                 1,836        1,084

Long-term debt, excluding current installments                   17,462          502
                                                               --------     --------
        Total liabilities                                        19,298        1,586
                                                               --------     --------
Stockholders' equity
    Common stock, $0.001 par value. Authorized 25,000,000
        shares, issued and outstanding 4,601,309 shares
        for 1998 and 1997                                             5            5
    Additional paid-in capital                                   11,116       11,116
    Accumulated deficit                                          (7,560)      (5,919)
                                                               --------     --------
        Total stockholders' equity                                3,561        5,202

                                                               --------     --------
        Total liabilities and stockholders' equity             $ 22,859     $  6,788
                                                               ========     ========

            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)
                      (In thousands, except per share data)


                                              THREE MONTHS ENDED
                                          ---------------------------
                                           MARCH 31,       MARCH 31,
                                              1998            1997
                                          -----------     -----------

Sales                                     $     1,282     $     1,153

Cost of sales                                   1,049             748
                                          -----------     -----------

Gross margin                                      233             405

Operating expenses:

     Research and product development              40             153

     Sales, general and administrative          1,740             555
                                          -----------     -----------

                                                1,780             708
                                          -----------     -----------

Loss from operations                           (1,547)           (303)

Interest income (expense), net                    (94)             59
                                          -----------     -----------

     Net loss                             $    (1,641)    $      (244)
                                          ===========     ===========
     Basic and diluted net loss per
     common share                         $     (0.36)    $     (0.05)
                                          ===========     ===========
     Weighted-average of common shares
        Outstanding                         4,601,309       4,601,309
                                          ===========     ===========

            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       MARCH 31,    MARCH 31,
                                                         1998         1997
                                                       ---------    ---------
Cash used in operating activities:
Net loss                                               $ (1,641)    $   (244)
Adjustments to reconcile net loss to cash
     used in operating activities:
Depreciation                                                 36           17
Changes in operating assets and liabilities:
Inventory                                                   (32)        (321)
Accounts receivable                                        (616)         (93)
Other assets                                             (1,140)         (14)
Intangible assets                                            (4)          (5)
Accounts payable and accrued expenses                       747          216
                                                       --------     --------

Net cash used in operating activities                    (2,650)        (444)

Investing activities:
Purchase of property and equipment                         (195)         (59)
                                                       --------     --------

Net cash provided by (used in) investing activities        (195)         (59)

Financing activities:
Proceeds from notes payable                              17,000            0
Repayment of notes payable                                  (35)         (14)
                                                       --------     --------
Net cash provided by financing activities                16,965          (14)
                                                       --------     --------

Net increase (decrease) in cash                          14,120         (517)
Cash and cash equivalents, beginning of period            2,243        5,321

                                                       --------     --------
Cash and cash equivalents, end of period               $ 16,363     $  4,804
                                                       ========     ========


            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           MARCH 31, 1998 (UNAUDITED)
                              AND DECEMBER 31, 1997

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

(1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim condensed statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Interim condensed statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1998; in the Company's opinion, all adjustments necessary for a fair presentation of these interim condensed statements have been included and are of a normal and recurring nature.

(2) SUBORDINATED CONVERTIBLE NOTES

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

(3) SIGNIFICANT COMMITMENTS

As of May 14, 1998 the Company had open purchase orders of approximately $3 million for component part inventory. This inventory will be used to build finished goods inventory over approximately the next two quarters for resale to potential customers.

(4) NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during the three months ended March 31, 1998 and determined that there is no material impact to the Company's converse financial statements and notes thereto.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This Statement supersedes Statement of Financial Accounting Standards No. 14 and parts of various other statements and provides accounting guidance for reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. The Statement uses a "management approach" to identify operating segments. Reportable segments are operating segments that meet specified quantitative thresholds. The statement also uses a "management approach" for determining some of the information required to be disclosed. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during the three months ended March 31, 1998 and determined that there is no material impact to the Company's converse financial statements and notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.

GENERAL

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996.

Since July 1996, the Company has made its SystemOne(R) Washer and services available to the public through a third party leasing program and through direct sale of the equipment. Under the third party leasing program, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

In January 1997, following a four-month test program, the Company entered into a sales representative agreement with First Recovery, an affiliate of Ashland, Inc. (the "Representation Agreement") pursuant to which First Recovery served as the Company's exclusive distributor of the SystemOne/registered trademark/ Washers in 21 metropolitan areas. The Representation Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets.

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

Pursuant to the Purchase and Distribution Agreement, First Recovery was granted the exclusive right to purchase SystemOne/registered trademark/ Washers from the Company and market and distribute such products through sale or lease in a territory consisting of 21 major metropolitan markets throughout the United States and to national customers operating in more than one state and in more than fifteen locations. Within the State of Florida, during the term of the Purchase and Distribution Agreement, First Recovery may solicit trial placements of SystemOne(R) Washers on behalf of the Company as a commissioned sales agent only. Pursuant to the Purchase and Distribution Agreement, First Recovery purchased, net ninety days, 600 SystemOne(R) Washers during the first quarter of 1998, and this shipment fulfills the First Recovery purchase commitment.

In an effort to enhance long-term profitability, preserve strategic opportunities and maximize value for its shareholders, in November 1997, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne(R) product line. The Company is currently in the process of ramping up its direct marketing and distribution capabilities and expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct pricing and increased operating profits. No assurance can be given that the Company's efforts in establishing direct marketing and distribution capabilities will be completed, or if completed, will be successful.

During the period from July 1996 through March 31 1998, the Company sold 3,974 SystemOne(R)Washers,

3,255 units of which were purchased by First Recovery for sale to third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues increased by $129,000 to $1,282,000 for the three months ended March 31, 1998 compared to $1,153,000 for the three months ended March 31, 1997. Revenues for the three months ended March 31, 1998 of approximately $1,031,000 were attributable to a single customer, First Recovery.

Cost of goods sold increased by $301,000 to $1,049,000 for the three months ended March 31, 1998 compared to $748,000 for the three months ended March 31, 1997 primarily due to increased sales of SystemOne(R) Washers. As a percentage of net sales, cost of goods sold represented 81.8% and 64.9% for the three months ended March 31, 1998 and 1997, respectively.

Selling, general and administrative expenses for the three months ended March 31, 1998 were $1,740,000, an increase of $1,185,000 compared to selling, general and administrative expenses of $555,000 for the three months ended March 31, 1997. The increase in selling, general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's ramping up of its direct marketing and distribution capabilities, establishment of support centers and the leasing of additional manufacturing capacity in order to support the Company's increased production.

The Company's research and development expenses decreased by $113,000, or 73.8%, from $153,000 during the three months ended March 31, 1997 to $40,000 for the three months ended March 31, 1998. The decrease was primarily the result of the Company's ongoing engineering during 1997 and increased focus on the manufacturing and distribution of SystemOne(R) Washers during 1998.

The Company recognized net interest income (expense) of $(94,000) for the three months ended March 31, 1998, compared to net interest income (expense) of $59,000 for the three months ended March 31, 1997. The interest income for the three months ended March 31, 1997 was primarily due to the investment of the proceeds from the Company's IPO. The interest expense for the three months ended March 31, 1998 was primarily due to the interest accrued from the Company's private placement (the "Private Placement") of an aggregate of $17.0 million in principal amount of 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes") consummated in February 1998.

As a result of the foregoing, the Company incurred net losses to common shares of $1,641,000 and $244,000 for the three months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $18,139,000 and cash and cash equivalents of $16,363,000.

The Company's primary sources of working capital are the net proceeds from the Company's Private Placement of Notes consummated in February 1998 and IPO consummated in October 1996, a receivables factoring arrangement entered into in November 1997 and its lease financing arrangement with First Sierra.

In February 1998, the Company consummated the Private Placement of the Notes generating net proceeds of approximately $15.7 million. Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of Common Stock at a Conversion Price of $17.00 per share. The Notes automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding to February 23, 1999. The Company may redeem the Notes after February, 2001, under certain circumstances. At March 31, 1998, the Company retained for its use substantially all of the net proceeds from the Private Placement. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

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

In 1997, the Company developed a plan to deal with the Year 2000 issue and will begin upgrading its computer systems to be Year 2000 compliant. The plan provides for the upgrade efforts to be completed by the end of 1998. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be approximately $36,000 and is being funded through operating cash flows. The Company will expense all costs associated with these system changes as the costs are incurred. As of March 31, 1998 $0 had been expensed.

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

As indicated in the accompanying financial statements, as of March 31, 1998, the Company's accumulated deficit totaled $7,560,000.

The Company's cash and cash equivalents balance increased by $14,120,000 from $2,243,000 as of December 31, 1997 to $16,363,000 as of March 31, 1998,
primarily due to the proceeds from the Private Placement. Since the Company commenced the sale of its products, the Company has experienced negative cash flow from operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 1998, the Company consummated the Private Placement of Notes generating net proceeds of approximately $15.7 million. At March 31, 1998, the Company retained for its use substantially all of the net proceeds from the Private Placement. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

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

                                    Mansur Industries Inc.

Date: May 15, 1998                  /s/ PAUL I. MANSUR
                                   ------------------------
                                    PAUL I. MANSUR
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 15, 1998                 /s/ RICHARD P. SMITH
                                   ------------------------
                                   RICHARD P. SMITH
                                   Vice President of Finance and Chief
                                   Financial Officer
                                   (Principal Financial Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

 27.1          Financial Data Schedule