Form 10QSB
period 1998-06-30
MANSUR INDUSTRIES INC
filed 1998-08-13
CIK 934851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998

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


                                 (305) 593-8015
                                -----------------
                (Issuer's Telephone Number, Including Area Code)


          Florida                                        65-0226813
-------------------------------              ----------------------------------
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

                               Yes X   No_____


APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock par value $.001 outstanding was 4,601,309 as of the close of business on July 31, 1998.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB
QUARTER ENDED JUNE 30, 1998


PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets-
                  As of June 30, 1998 (unaudited) and December 31, 1997

                  Condensed Statements of Operations-For the three months ended June 30, 1998 and 1997 (unaudited)

                  Condensed Statements of Cash Flows-
                  For the six months ended June 30, 1998 and 1997 (unaudited)

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures


                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
                 June 30, 1998 (unaudited) and December 31, 1997
                      (In thousands, except per share data)

                                                                                       JUNE 30,
                                                                                         1998             DECEMBER 31,
                                                                                      (UNAUDITED)             1997
                                                                                 --------------------- -------------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                                      $           13,404    $          2,243
   Accounts receivable, net                                                                      658               1,006
   Inventories                                                                                 2,821               1,824
   Other assets                                                                                  223                 214
                                                                                   -----------------     ---------------
        Total current assets                                                                  17,106               5,287

Property and equipment, net                                                                    1,751               1,355
Intangible assets, net                                                                            99                  72
Other Assets                                                                                   1,305                  74

                                                                                   -----------------     ---------------
        Total Assets                                                               $          20,261    $          6,788
                                                                                   =================     ===============

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                           $             997    $            759
   Deferred revenue                                                                              233                 170
   Interest payable                                                                              499                   2
   Current installments of long-term debt                                                        161                 153
                                                                                   -----------------     ---------------
        Total current liabilities                                                              1,890               1,084

Long-term debt, excluding current installments                                                17,406                 502
                                                                                   -----------------     ---------------
        Total liabilities                                                                     19,296               1,586
                                                                                   -----------------     ---------------

Stockholders' equity
   Common stock, $0.001 par value. Authorized 25,000,000
     shares, issued and outstanding 4,601,309 shares
     for 1998 and 1997                                                                             5                   5
   Additional paid-in capital                                                                 11,116              11,116
   Accumulated deficit                                                                       (10,156)             (5,919)
                                                                                   -----------------    ----------------
        Total stockholders' equity                                                               965               5,202
                                                                                   -----------------    ----------------
        Total liabilities and stockholders' equity                                 $          20,261    $          6,788
                                                                                   ==================   ================

            See accompanying notes to condensed financial statements.


                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 1998 and 1997
                                   (Unaudited)
                      (In thousands, except per share data)


                                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                 -----------------------------------------    ----------------------------------
                                                       JUNE 30,            JUNE 30,               JUNE 30,              JUNE 30,
                                                         1998                1997                   1998                  1997
                                                 -----------------------------------------    ----------------------------------

Sales                                               $  1,244               $ 1,345               $  2,526              $  2,498

Cost of sales                                            864                   859                  1,913                 1,607
                                                 -----------             ---------             ----------             ---------

Gross margin                                             380                   486                    613                   891

Operating expenses:

  Research and product development                       108                    26                    148                   179

  Sales, general and administrative                    2,625                   651                  4,365                 1,206
                                                 -----------             ---------             ----------             ---------

                                                       2,733                   677                  4,513                 1,385
                                                 -----------             ---------             ----------             ---------

Loss from operations                                  (2,352)                 (191)                (3,900)                 (494)

Interest income (expense), net                          (243)                   46                   (337)                  105
                                                 -----------             ---------             ----------             ---------

Net loss                                         $    (2,596)          $      (145)            $   (4,237)            $    (389)
                                                 ===========             =========             ==========             =========

Basic and diluted net loss per common share      $     (0.56)          $     (0.03)            $    (0.92)            $   (0.08)
                                                 ===========             =========             ==========             =========

Weighted-average of common shares
   Outstanding                                     4,601,309             4,601,309              4,601,309             4,601,309
                                                 ===========             =========             ==========             =========

            See accompanying notes to condensed financial statements.


                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      ----------------------------------------------
                                                                            JUNE 30,                 JUNE 30,
                                                                              1998                     1997
                                                                      ---------------------    ---------------------
Cash used in operating activities:
Net loss                                                                 $    (4,237)             $      (389)
Adjustments to reconcile net loss to cash
   used in operating activities:
Depreciation                                                                     103                       35
Changes in operating assets and liabilities:
Inventory                                                                       (997)                    (805)
Accounts receivable                                                              348                     (691)
Other assets                                                                  (1,240)                    (196)
Intangible assets                                                                (27)                     (13)
Accounts payable and accrued expenses                                            301                      379
                                                                         -----------              -----------

Net cash used in operating activities                                         (5,749)                  (1,679)

Investing activities:
Purchase of property and equipment                                              (498)                     (86)
                                                                         -----------              -----------

Net cash used in investing activities                                           (498)                     (86)

Financing activities:
Proceeds from notes payable                                                   17,000                        0
Interest payable                                                                 497                        0
Repayment of notes payable                                                       (89)                     (26)
                                                                         -----------              -----------
Net cash provided by (used in) financing activities                           17,408                     (26)
                                                                         -----------              -----------

Net increase (decrease) in cash                                               11,161                   (1,791)
Cash and cash equivalents, beginning of period                                 2,243                    5,321
                                                                         -----------              -----------
Cash and cash equivalents, end of period                                 $    13,404              $     3,530
                                                                         ===========              ===========


            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 1998 (UNAUDITED)
                              AND DECEMBER 31, 1997

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

(3) SIGNIFICANT COMMITMENTS

As of August 1, 1998 the Company had open purchase orders of approximately $2.5 million for component part inventory. This inventory will be used to build finished goods inventory over approximately the next two quarters for resale to potential customers.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge or the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge or the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material impact to the Company's financial statements and notes thereto.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company does not believe that the adoption of SOP 98-5 will have a material impact to the Company's financial statements and notes thereto.

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The SOP provides guidance for determining what is "internal-use" software and requires that certain costs incurred in the Application Development Stage (design of chosen path, coding, installation to hardware, and testing) be capitalized. The SOP identifies the costs of the Application Development Stage to be capitalized as external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with SFAS Statement No. 34, "Capitalization of Interest Cost." The SOP is effective for fiscal years beginning after December 15, 1998. Initial application should be as of the beginning of the fiscal year and applied to costs incurred for all projects during that fiscal year, including projects in progress upon initial application of the SOP. The Company does not believe that the adoption of SOP 98-1 will have a material impact to the Company's financial statements and notes thereto.

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

Since July 1996, the Company has made its SystemOne(R)Washer and services available to the public through a third party leasing program and through direct sale of the equipment. Under the third party leasing program, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

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

In December 1997, the Company entered into a Purchase and Distribution Agreement with First Recovery (the "Purchase and Distribution Agreement"), which agreement replaced the Representation Agreement and extended the exclusive distribution relationship of the parties in a limited territory through June 1998. Although the Company intends to continue to evaluate and discuss a long-term distribution agreement or other strategic alliance with First Recovery or other strategic partner, the Company's immediate focus is on the completion of the development of its direct marketing and distribution organization. There can be no assurance that the Company will have any continuing relationship with First Recovery.

Pursuant to the Purchase and Distribution Agreement, First Recovery was granted the exclusive right to purchase SystemOne/registered trademark/ Washers from the Company and market and distribute such products through sale or lease in a territory consisting of 21 major metropolitan markets throughout the United States and to national customers operating in more than one state and in more than fifteen locations. Within the State of Florida, during the term of the Purchase and Distribution Agreement, First Recovery had the right to solicit sales of SystemOne(R) Washers on behalf of the Company as a commissioned sales agent only.

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

During the period from July 1996 through June 30 1998, the Company had sold approximately 4,300 SystemOne(R) Washers, 3,255 units of which were purchased by First Recovery for sale to third parties.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues decreased by $101,000 to $1,244,000 for the three months ended June 30, 1998 compared to $1,345,000 for the three months ended June 30, 1997.

Cost of goods sold increased by $5,000 to $864,000 for the three months ended June 30, 1998 compared to $859,000 for the three months ended June 30, 1997. As a percentage of net sales, cost of goods sold represented 69.5% and 63.9% for the three months ended June 30, 1998 and 1997, respectively.

Selling, general and administrative expenses for the three months ended June 30, 1998 were $2,625,000, an increase of $1,974,000 compared to selling, general and administrative expenses of $651,000 for the three months ended June 30, 1997. The increase in selling, general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's ramping up of its direct marketing and distribution capabilities, establishment of distribution centers and the implementation of additional manufacturing capacity in order to support the Company's increased production. At June 30, 1998, the Company had established approximately 50 distribution centers.

The Company's research and development expenses increased by $82,000 from $26,000 during the three months ended June 30, 1997 to $108,000 for the three months ended June 30, 1998. The increase was primarily the result of the hiring of additional engineering personnel during the three months ended June 30, 1998.

The Company recognized net interest income (expense), net of $(243,000) for the three months ended June 30, 1998, compared to interest income (expense), net of $46,000 for the three months ended June 30, 1997. The interest income for the three months ended June 30, 1997 was primarily due to the investment of the proceeds from the Company's IPO. The interest expense for the three months ended June 30, 1998 was primarily due to the interest accrued from the Company's private placement (the "Private Placement") of $17.0 million Subordinated Convertible Notes (the "Notes") consummated in February 1998.

As a result of the foregoing, the Company incurred net losses to common shares of $2,596,000 and $145,000 for the three months ended June 30, 1998 and 1997, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues increased by $28,000 to $2,526,000 for the six months ended June 30, 1998 compared to $2,498,000 for the six months ended June 30, 1997.

Cost of goods sold increased by $306,000 to $1,913,000 for the six months ended June 30, 1998 compared to $1,607,000 for the six months ended June 30, 1997. As a percentage of net sales, cost of goods sold represented 75.7% and 64.3% for the six months ended June 30, 1998 and 1997, respectively.

Selling, general and administrative expenses for the six months ended June 30, 1998 were $4,365,000, an increase of $3,159,000 compared to selling, general and administrative expenses of $1,206,000 for the six months ended June 30, 1997. The increase in selling, general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's ramping up of its direct marketing and distribution capabilities, establishment of support centers and the leasing of additional manufacturing capacity in order to support the Company's increased production. At June 30, 1998, the Company had established approximately 50 distribution centers.

The Company's research and development expenses decreased by $31,000 from $179,000 during the six months ended June 30, 1997 to $148,000 for the six months ended June 30, 1998. The decrease was primarily the result of ongoing engineering during 1997.

The Company recognized net interest income (expense), net of $(337,000) for the six months ended June 30, 1998, compared to interest income (expense), net of $105,000 for the six months ended June 30, 1997. The interest income for the six months ended June 30, 1997 was primarily due to the investment of the proceeds from the Company's IPO. The interest expense for the six months ended June 30, 1998 was primarily due to the interest accrued from the Company's Private Placement of $17.0 million Subordinated Convertible Notes consummated in February 1998.

As a result of the foregoing, the Company incurred net losses to common shares of $4,237,000 and $389,000 for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $15,216,000 and cash and cash equivalents of $13,404,000.

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

In November 1997, the Company entered into an agreement with a third party providing for the factoring of the Company's accounts receivable (the "Factoring Agreement"). Pursuant to the Factoring Agreement, the Company effectively assigned all eligible receivables due from First Recovery to the third party for a period of six months. The Company may borrow up to 70% of all eligible receivables. In connection with this factoring relationship, the Company is required to pay a semi-annual commission in an amount equal to the greater of 0.5% of all factored receivables or $12,000. Any borrowings by the Company against eligible accounts receivable bear interest at a per annum rate equal to the greater of 9% or prime plus 1%.

The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $134,000 per month), and installment payments for manufacturing equipment (currently approximately $17,132 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months in connection with the Company's continued expansion and development of direct marketing and distribution capabilities.

In 1997, the Company planned to purchase a software upgrade which would bring the system into compliance with the Year 2000. The plan provides for the upgrade efforts to be completed by the end of 1998. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be approximately $45,000 and is being funded through operating cash flows. The Company will capitalize the software upgrade costs associated with these systems changes and expense any training and consulting costs as they are incurred. As of June 30, 1998 $0 had been expensed.

Capital requirements relating to the implementation of the Company's business plan, including the development of its direct marketing and distribution infrastructure, have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development of direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations as well as distribution center and service fleet development, the Company leases and intends to continue to lease rather than purchase, to the extent possible, equipment and vehicles. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the Private Placement and the Company's existing financing arrangements, together with cash flow from operations will be sufficient to satisfy its cash requirements for a period of at least 12 months from the date of the Private Placement. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds from the Private Placement or available financing arrangements prove to be insufficient to fund the Company's rapid expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

As indicated in the accompanying financial statements, as of June 30, 1998, the Company's accumulated deficit totaled $10,156,000.

The Company's cash and cash equivalents balance increased by $11,161,000 from $2,243,000 as of December 31, 1997 to $13,404,000 as of June 30, 1998, primarily due to the proceeds from the Private Placement. Since the Company commenced the sale of its products, the Company has experienced negative cash flow from operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 1998, the Company consummated the Private Placement of Notes generating net proceeds of approximately $15.7 million. At June 30, 1998, the Company used approximately $2.6 million of the net proceeds from the Private Placement to finance the loss the Company incurred for the three months ended June 30, 1998 of approximately $2.6 million. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting") on June 26, 1998. One item was submitted to a vote of shareholders at that time: to elect five members to the Company's Board of Directors to hold office until the Company's 1999 Annual Meeting of Shareholders or until their successors are duly elected and qualified. The results of this vote were as follows: 4,058,073 votes were cast in favor of the re-election of Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg and Joseph E. Jack and the election of Ronald J. Korn as Directors of the Company. Eight hundred (800) votes were withheld from voting for each of the Director nominees. Except for the foregoing, no other matters were submitted to a vote of shareholders at the Annual Meeting.

ITEM 5. OTHER INFORMATION.

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Mansur Industries Inc.

Date: August 12, 1998     /s/ PAUL I. MANSUR
                          ------------------
                          PAUL I. MANSUR
                          Chief Executive Officer
                          (Principal Executive Officer)

Date: August 12, 1998     /s/ RICHARD P. SMITH
                          ---------------------
                          RICHARD P. SMITH
                          Vice President of Finance and Chief Financial Officer
                          (Principal Financial Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------

27.1             Financial Data Schedule