Form 10QSB
period 1998-09-30
MANSUR INDUSTRIES INC
filed 1998-11-17
CIK 934851

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended - SEPTEMBER 30, 1998
                                                ------------------

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

                                 (305) 593-8015
                               -----------------
                (Issuer's Telephone Number, Including Area Code)

          Florida                                               65-0226813
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              Identification No.)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]           No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of the close of business on October 31, 1998 was 4,601,309 shares.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 1998

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets-
         As of September 30, 1998 (unaudited) and December 31, 1997 (audited)

         Condensed Statements of Operations- For the three and nine months ended September 30, 1998 and 1997 (unaudited)

         Condensed Statements of Cash Flows-
         For the nine months ended September 30, 1998 and 1997 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
         September 30, 1998 (unaudited) and December 31, 1997 (audited)
                     (In thousands, except per share data)

                                                                         September 30,       December 31,
                                                                             1998                1997
                                                                          (Unaudited)         (Audited)
                                                                          ----------          ----------
                                     ASSETS

Current assets:
Cash and cash equivalents                                                 $    8,567          $    2,243
Accounts receivable                                                            1,384               1,006
Inventories, net                                                               3,325               1,824
Other assets                                                                     359                 214
                                                                          ----------          ----------

          Total current assets                                                13,635               5,287

Property and equipment, net                                                    2,368               1,355
Intangible assets, net                                                           103                  72
Other assets                                                                   1,238                  74
                                                                          ----------          ----------

          Total assets                                                    $   17,344          $    6,788
                                                                          ==========          ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                                     $    1,775          $      759
Deferred revenue                                                                 213                 170
Interest payable                                                                  --                   2
Current installments of obligations under capital leases                         190                 153
                                                                          ----------          ----------

Total current liabilities                                                      2,178               1,084

Long-term debt, excluding current installments                                18,446                 502
                                                                          ----------          ----------

Total liabilities                                                             20,624               1,586

Stockholders' equity (deficit):

Common stock, $0.001 par value.  Authorized 25,000,000
      shares, issued and outstanding 4,601,309 shares for
      1998 and 1997                                                                5                   5
Additional paid-in capital                                                    11,116              11,116
Accumulated deficit                                                          (14,401)             (5,919)
                                                                          ----------          ----------

Total stockholders' equity (deficit)                                          (3,280)              5,202
                                                                          ----------          ----------

Total liabilities and stockholders' equity (deficit)                      $   17,344          $    6,788
                                                                          ==========          ==========

           See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        For the three and nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                     (In thousands, except per share data)

                                                  Three Months Ended                Nine Months Ended
                                            -----------------------------     -----------------------------
                                            September 30,    September 30,    September 30,    September 30,
                                               1998             1997             1998             1997
                                            ------------     ------------     ------------     ------------
Sales                                       $      2,006     $      3,780     $      4,533     $      6,278

Cost of sales                                      1,108            2,355            3,022            3,962
                                            ------------     ------------     ------------     ------------

Gross margin                                         898            1,425            1,511            2,316

Operating expenses:

Research and product development                      66               72              214              251

Sales, general and administrative                  4,780              810            9,144            2,015
                                            ------------     ------------     ------------     ------------

                                                   4,846              882            9,358            2,266
                                            ------------     ------------     ------------     ------------

Income (loss) from operations                     (3,948)             543           (7,847)              50

Interest income (expense), net                      (297)              25             (634)             129
                                            ------------     ------------     ------------     ------------

Net income (loss)                           $     (4,245)    $        568     $     (8,481)    $        179
                                            ============     ============     ============     ============

Basic and diluted net income (loss)
       per share                            $      (0.92)            0.12     $      (1.84)    $       0.04
                                            ============     ============     ============     ============

Weighted-average of common shares
       outstanding                             4,601,309        4,601,309        4,601,309        4,601,309
                                            ============     ============     ============     ============

           See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                 (In thousands)

                                                                         September 30,      September 30,
                                                                             1998                1997
                                                                          ----------          ----------
Cash used in operating activities:
Net income (loss)                                                         $   (8,481)         $      179
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
Depreciation and amortization                                                    171                  58
Inventory reserve                                                                500                  --
Changes in operating assets and liabilities:
Increase in inventory                                                         (2,001)               (428)
Increase in accounts receivable                                                 (377)             (3,369)
Increase in other assets                                                      (1,310)               (341)
Increase in intangible assets                                                    (33)                (15)
Increase in accounts payable and accrued expenses                              1,058                 995
                                                                          ----------          ----------

     Net cash used in operating activities                                   (10,473)             (2,921)
                                                                          ----------          ----------

Cash used in investing activities:
Capital expenditures                                                          (1,182)               (214)
                                                                          ----------          ----------

     Net cash used in investing activities                                    (1,182)               (214)

Cash provided from (used in) financing activities:
Proceeds from issuance of convertible debt                                    17,000                  --
Interest  on convertible debt                                                    867                  --
Proceeds from capital lease obligation                                           234                  22
Principal payments under capital lease obligations                              (122)                (41)
                                                                          ----------          ----------

     Net cash provided from (used in) financing activities                    17,979                 (19)
                                                                          ----------          ----------

Net increase (decrease) in cash and cash equivalents                           6,324              (3,154)
Cash and cash equivalents, beginning of period                                 2,243               5,321
                                                                          ----------          ----------

Cash and cash equivalents, end of period                                  $    8,567          $    2,167
                                                                          ==========          ==========

           See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998 (UNAUDITED)
                        AND DECEMBER 31, 1997 (AUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Mansur Industries Inc. (the "Company") is primarily engaged in the manufacture, marketing and sale of industrial parts cleaning equipment for use in the automotive, marine, airline and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminants.

(1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim condensed statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Interim condensed statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1998; in the Company's opinion, all adjustments necessary for a fair presentation of these interim condensed statements have been included and are of a normal and recurring nature.

(2) SUBORDINATED CONVERTIBLE NOTES

In February 1998, the Company consummated a private placement (the "Private Placement") of an aggregate of $17.0 million in principal amount of the Company's 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes") generating net proceeds of $15.7 million. Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock, $.001 par value (the "Common Stock"), at a conversion price equal to $17.00 per share (the "Conversion Price") and automatically converts into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market (as defined herein), exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding February 23, 1999. The Company may redeem the Notes after February 23, 2001 under certain circumstances. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, continue the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

(3) SIGNIFICANT COMMITMENTS

As of November 1, 1998 the Company had open purchase orders of approximately $1.1 million for component part inventory. This inventory will be used to build finished goods inventory over the next quarter for resale to potential customers.

(4) NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during the three months ended March 31, 1998 and determined that there is no material impact to the Company's financial and notes thereto.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This Statement supersedes Statement of Financial Accounting Standards No. 14 and parts of various other statements and provides accounting guidance for reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. The Statement uses a "management approach" to identify operating segments. Reportable segments are operating segments that meet specified quantitative thresholds. The statement also uses a "management approach" for determining some of the information required to be disclosed. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during the three months ended March 31, 1998 and determined that there is no material impact to the Company's financial statements and notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.

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

In January 1997, following a four-month test program, the Company entered into a sales representative agreement with First Recovery, an affiliate of Ashland, Inc. (the "Representation Agreement"), pursuant to which First Recovery served as the Company's exclusive distributor of the SystemOne(R) Washers in 21 metropolitan areas. The Representation Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets.

In December 1997, the Company entered into a Purchase and Distribution Agreement with First Recovery (the "Purchase and Distribution Agreement"), which agreement replaced the Representation Agreement and extended the exclusive distribution relationship of the parties in a limited territory through June 1998. Pursuant to the Purchase and Distribution Agreement, First Recovery was granted the exclusive right to purchase SystemOne(R) Washers from the Company and market and distribute such products through sale or lease in a territory consisting of 21 major metropolitan markets throughout the United States and to national customers operating in more than one state and in more than fifteen locations. Within the State of Florida, during the term of the Purchase and Distribution Agreement, First Recovery had the right to solicit trial placements of SystemOne(R) Washers on behalf of the Company as a commissioned sales agent only. Although the Company intends to continue to evaluate and discuss a long-term distribution agreement or other strategic alliance with First Recovery or with other potential strategic partners, the Company's immediate focus is on the completion of the development of its direct marketing and distribution organization. There can be no assurance that the Company will have any continuing relationship with First Recovery.

In an effort to enhance long-term profitability, preserve strategic opportunities and maximize value for its shareholders, in November 1997, the Company commenced the development of a direct marketing and distribution organization for its SystemOne(R) product line. The Company has been ramping up its direct marketing and distribution capabilities and expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct pricing and increases operating profits. No assurance can be given that the Company's efforts in establishing direct marketing and distribution capabilities will be completed, or if completed, will be successful.

During the period from July 1996 through September 30, 1998, the Company had sold approximately 5,000 SystemOne(R) Washers, of which 1,739 were sold during the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues decreased by $1,774,000, or 46.9%, to $2,006,000 for the three months ended September 30, 1998 from $3,780,000 for the three months ended September 30, 1997. Revenues for the three months ended September 30, 1998 were comprised entirely of direct sales through the Company's developing direct distribution infrastructure. In contrast, revenues for the three months ended September 30, 1997 were comprised entirely of one large order from a single third party distributor.

Cost of goods sold decreased by $1,247,000, or 53.0%, to $1,108,000 for the three months ended September 30, 1998 from $2,355,000 for the three months ended September 30, 1997. As a percentage of net sales, cost of goods sold represented 55.2% and 62.3% for the three months ended September 30, 1998 and 1997, respectively.

Selling, general and administrative expenses for the three months ended September 30, 1998 were $4,780,000, an increase of $3,970,000, or 490.1%, compared to selling, general and administrative expenses of $810,000 for the three months ended September 30, 1997. The increase in selling, general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's ramping up of its direct marketing and distribution capabilities, establishing support centers and leasing additional manufacturing capacity in order to support the Company's increased production.

The Company's research and development expenses decreased by $6,000 from $72,000 during the three months ended September 30, 1997 to $66,000 for the three months ended September 30, 1998, primarily due to reduced basic and applied research in 1998.

The Company recognized interest income (expense), net of $(297,000) for the three months ended September 30, 1998, compared to interest income (expense), net of $25,000 for the three months ended September 30, 1997. The interest income for the three months ended September 30, 1997 was primarily due to the investment of the proceeds from the Company's initial public offering of Common Stock (the "IPO") in October 1996. The interest expense for the three months ended September 30, 1998 was primarily due to the interest accrued on the Notes sold by the Company in the Private Placement in February 1998.

As a result of the foregoing, the Company incurred a net loss of $4,245,000 for the three months ended September 30, 1998 compared to net income of $568,000 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues decreased by $1,745,000, or 27.8%, to $4,533,000 for the nine months ended September 30, 1998 compared to $6,278,000 for the nine months ended September 30, 1997. This decrease is primarily attributable to revenues for the three months ended September 30, 1998 being comprised entirely of direct sales through the Company's developing direct distribution infrastructure compared to the revenues for the comparable period of 1997 being comprised solely of one large order from a single third party distributor.

Cost of goods sold decreased by $940,000, or 23.7%, to $3,022,000 for the nine months ended September 30, 1998 compared to $3,962,000 for the nine months ended September 30, 1997. As a percentage of net sales, cost of goods sold represented 66.7% and 63.1% for the nine months ended September 30, 1998 and 1997, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 1998 were $9,144,000, an increase of $7,129,000, or 353.8%, compared to selling, general and administrative expenses of $2,015,000 for the nine months ended September 30, 1997. The increase in selling, general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's ramping up of its direct marketing and distribution capabilities, the establishment of support centers and the leasing of additional manufacturing capacity in order to support the Company's increased production.

The Company's research and development expenses decreased by $37,000 from $251,000 during the nine months ended September 30, 1997 to $214,000 for the nine months ended September 30, 1998. The decrease was primarily the result of reduced basic and applied research during 1998.

The Company recognized interest income (expense), net of $(634,000) for the nine months ended September 30, 1998, compared to interest income (expense), net of $129,000 for the nine months ended September 30, 1997. The interest income for the nine months ended September 30, 1997 was primarily due to the investment of the proceeds from the Company's IPO in October 1996. The interest expense for the nine months ended September 30, 1998 was primarily due to the interest accrued on the Notes sold by the Company in the Private Placement in February 1998.

As a result of the foregoing, the Company incurred a net loss of $8,481,000 for the nine months ended September 30, 1998 compared to net income of $179,000 for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $11,457,000 and cash and cash equivalents of $8,567,000.

The Company's primary sources of working capital are the net proceeds from the Company's Private Placement of Notes consummated in February 1998, its lease financing arrangement with First Sierra and direct sales to customers. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

In February 1998, the Company consummated the Private Placement of Notes generating net proceeds approximately $15.7 million. Annual interest accrues on the Notes at a rate of 8 1/4% and is payable semi-annually through the Company's issuance of additional Notes during the first two years and thereafter, at the election of the Company, either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of Common Stock at a Conversion Price of $17.00 per share. The Notes automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding to February 23, 1999. The Company may redeem the Notes after February, 2001, under certain circumstances. The Company has used and will continue to use the proceeds of the Private Placement to expand manufacturing operations, continue the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

In November 1997, the Company entered into an agreement with a third party providing for the factoring of the Company's accounts receivable (the "Factoring Agreement"). Pursuant to the Factoring Agreement, the Company effectively assigned all eligible receivables due from First Recovery to the third party for a period of six months. The Factoring Agreement was terminated on August 13, 1998.

The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $137,000 per month), and installment payments for manufacturing equipment (currently approximately $21,926 per month). The Company anticipates that its material commitments will increase significantly over the next 12 months in connection with the Company's continued expansion and development of its direct marketing and distribution capabilities.

In 1997, the Company developed a plan to address and resolve any and all anticipated Year 2000 computer problems and will begin upgrading its computer systems to be Year 2000 compliant in November 1998. The plan provides for such upgrade efforts to be completed by the end of fiscal year 1998. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be approximately $36,000 and is being funded through operating cash flows. The Company will expense all costs associated with these system changes as they are incurred. As of September 30, 1998, no amounts had been expensed.

Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the successful development and implementation of its direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, as well as service center and service fleet development, the Company leases and intends to continue to lease rather than purchase, to the extent possible, equipment, facilities and vehicles. The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the Private Placement and the Company's existing financing arrangements, together with cash flow from operations, will be sufficient to satisfy the Company's cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds from the Private Placement or available financing arrangements and cash flows from operations prove to be insufficient to fund the Company's rapid expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan or that any additional financing will be available to the Company on acceptable terms, or at all. If adequate financing is not available, the Company's business operations could be materially adversely affected.

As indicated in the accompanying financial statements, as of September 30, 1998, the Company's accumulated deficit totaled $14,401,000.

The Company's cash and cash equivalents balance increased by $6,324,000 from $2,243,000 as of December 31, 1997 to $8,567,000 as of September 30, 1998,
primarily due to the proceeds from the Private Placement. Since the Company commenced the sale of its products, the Company has experienced negative cash flow from its operating activities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 1998, the Company's Board of Directors adopted a Common Stock Purchase Rights Plan ("The Rights Plan") and declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of the Company's Common Stock. The Rights are designed to ensure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other coercive or unfair tactics to gain control of the Company which might provide inadequate value to shareholders. Each Right has an initial exercise price of $75.23 for one share of the Company's Common Stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock (or 10% of such stock under certain circumstances). Upon such occurrence, each Right (other than the Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of the Common Stock having a market value equal to twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or sells more than 50% of its assets or earning power, after a person or group has acquired 15% or more of the Company's outstanding Common Stock (or 10% of such stock under certain circumstances), each Right (other than Rights owned by such person or group) will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

Following the acquisition by a person or group of 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances) and prior to an acquisition of 50% or more of the Common Stock, the Company's Board of Directors may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of Common Stock per Right.

Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances), the Rights are redeemable for $.001 per Right at the option of the Company's Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Shareholders on June 26, 1998. One item was submitted to a vote of shareholders at that time: the election of five members to the Company's Board of Directors to hold office until the Company's 1999 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg, and Joseph E. Jack were re-elected as Directors of the Company and Ronald J. Korn was elected to become a Director of the Company. In this regard, 4,058,073 votes were cast in favor of the election of each of Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg, Joseph E. Jack, and Ronald J. Korn and 800 votes were withheld for voting for each such director nominee.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.1 ... Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Mansur Industries Inc.

                                       /s/ Paul I. Mansur
Date: November 14, 1998                ----------------------------------------
                                       PAUL I. MANSUR
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                       /s/ Richard P. Smith
Date: November 14, 1998                ----------------------------------------
                                       RICHARD P. SMITH
                                       Vice President of Finance
                                       and Chief Financial Officer
                                       (Principal Financial Accounting Officer)