Form 10KSB40
period 1998-12-31
MANSUR INDUSTRIES INC
filed 1999-03-31
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

State the issuer's revenues for its most recent fiscal year:       $7,568,000.

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 23, 1999 was $21,050,000 computed by reference to the closing bid price of the Common Stock as reported on the NASDAQ SmallCap Market on such date.

As of March 23, 1999, there were 4,601,309 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCOPORATED BY REFERENCE:

The information required by Part III, Items 9-12, is incorporated by reference from the Registrant's definitive proxy statement (to be filed within 120 days after the end of the Registrant's fiscal year).

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Mansur Industries Inc., together with its wholly owned subsidiary SystemOne/registered trademark/ Technologies Inc. (collectively, the "Company"), designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded ten patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. While the Company intends to exploit its current full line of industrial washers, and to continue research and development of new products, since its inception the Company has focused its attention on its parts washer product line, marketed as SystemOne/registered trademark/ Washers (the "SystemOne/registered trademark/ Washers"). The SystemOne/registered trademark/ Washer integrate a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. During the year ended December 31, 1998, the Company sold 2,821 SystemOne/registered trademark/ Washers and recorded revenues of approximately $7.6 million. The Company commenced the sale of SystemOne/registered trademark/ Washers in July 1996.

Based on financial and trade journal reports, the Company believes that domestic expenditures in connection with industrial parts cleaning machines exceed $1.0 billion annually, including costs of equipment, personnel, materials, storage and transportation. Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning. Industrial parts cleaning machines typically remove lubrication oils from tools and parts through the use of mineral spirits solvent that becomes progressively more contaminated and less effective in the cleaning process. Eventually, the solvent becomes saturated with oil, sludge and other contaminants, and is typically classified as a hazardous waste under federal and state regulations. Under the most common current practice, the contaminated solvent must be stored until pick-up, when pure solvent is delivered and the contaminated solvent is transported to regional refining facilities. This delivery and off-site recycling program is typically scheduled on four to sixteen week cycles. In contrast, the distillation process used in the Company's SystemOne/registered trademark/ Washers removes all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer on demand, eliminating the need for the costly and potentially dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process used in the SystemOne/registered trademark/ Washers can typically be recycled or disposed of together with the customer's used motor oil, which is generally not classified as hazardous waste. Based on these factors, the Company believes that its product line presents an attractive and economical alternative to users of parts cleaning machines.

The Company believes that the response of users to its products has been favorable because the products facilitate efficient and economical compliance with environmental regulations, minimize waste disposal requirements, reduce insurance costs and increase worker productivity as a result of enhanced cleaning solution utilization. Purchasers of the Company's SystemOne/registered trademark/ Washers include Waste Management, Delta Airlines, United Airlines, Northwest Airlines, City of Philadelphia, the Counties of Miami-Dade, Orange, Broward, and Palm Beach, Florida, Houston Lighting & Power, Florida Power & Light, Baltimore Gas & Electric, Brooklyn Union Gas, United States Air Force, United States Navy, the United States Postal Service, Republic Industries, United Technologies/Pratt & Whitney, General Electric Engine Services, Aamco Transmissions, Cummins Diesel, Detroit Diesel, Caterpillar, and a number of automobile dealerships.

RECENT DEVELOPMENTS

During 1997, substantially all of the Company's sales of SystemOne/registered trademark/ Washers were made to or through First Recovery, an affiliate of Ashland, Inc., which acted as the Company's exclusive distributor in designated metropolitan markets since August 1996. The Company selected First Recovery as its SystemOne/registered trademark/ distributor because it and its affiliates, including the Valvoline Oil Company and Ashland Chemical, maintain an extensive distribution network including numerous national accounts with significant requirements for parts washing equipment, and manufacture and distribute one of the principal mineral spirits solvents used in parts washers.

In November 1997, in an effort to enhance long-term profitability, preserve strategic opportunities, maximize value for its shareholders and generally reduce its dependence on First Recovery, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne/registered trademark/ product line. By December 31, 1998, the Company had opened a total of 62 distribution centers employing 85 service technicians and approximately 100 salesmen throughout the continental United States. The Company has direct distribution capabilities in every major metropolitan market across the country enabling the Company to pursue prime national accounts as well as municipal, military and local accounts in all of the Company's target markets including automotive, aviation, marine, heavy equipment, fleet maintenance and mass transit. Primarily as a result of this strategic decision, the Company experienced a material increase in operating expenses during 1998, while ramping up its direct marketing and distribution capabilities. For the year ended December 31, 1998, the Company incurred a net loss of approximately $13.0 million compared to a net loss of approximately $1.2 million for the year ended December 31, 1997.

The Company achieved over 50% sequential quarter on quarter revenue growth during 1998 as a result of the development of the Company's direct marketing channels, surpassing 1,000 units shipped during the fourth quarter. The Company shipped 2,821 SystemOne/registered trademark/ units during 1998, of which approximately 2,300 units were through the Company's developing direct distribution infrastructure, compared to 1997 where all of the Company's shipments were made through First Recovery. The Company expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct distribution and increased operating profits. No assurance can be given, however, that the Company's efforts in establishing direct marketing and distribution capabilities will be successful. In the event the Company is not successful in its direct marketing and distribution efforts, the Company's business and future prospects could be adversely affected.

In February 1998, the Company consummated a private placement (the "Private Placement") of $17.0 million in principal amount of 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes"). Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock, $.001 par value (the "Common Stock"), at a conversion price equal to $17.00 per share (the "Conversion Price") and automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding February 23, 1999. The Company may redeem the Notes after February 23, 2001 under certain circumstances. The Company has used and will continue to use the proceeds of the Private Placement to accelerate the development of its direct marketing and distribution organization, expand manufacturing operations, and for working capital and general corporate purposes.

INDUSTRY OVERVIEW AND COMPETITION

Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, as well as general manufacturing operations of every size and category requiring machinery maintenance, service and repair. Based on financial and trade journal reports, the Company believes that in 1998 businesses in the United States incurred more than $1 billion in expenses for commercial and industrial parts cleaning using chemical cleaning techniques.

The industrial parts cleaning industry is highly competitive and dominated by Safety-Kleen Corp. ("Safety-Kleen"), which has substantially greater financial and other resources than the Company. Safety-Kleen services the parts cleaning industry through a "closed-loop" recycling system in which contaminated solvent is removed for recycling and fresh solvent is delivered on a periodic basis. The Company believes that Safety-Kleen services a significant portion of the parts washing machines currently in use and that no other competitor accounts for more than 2% of the parts washer market in the United States. Although the Company has been awarded ten patents for its products, there can be no assurance that Safety-Kleen will not develop or acquire technology comparable to the Company's that would allow Safety-Kleen to provide an on-site recycling service. To the best of the Company's knowledge, no other company is currently commercially marketing a recycling parts washer with characteristics comparable to the Company's SystemOne/registered trademark/ products. See "--Patents, Trademarks and Proprietary Technology."

The Company believes that certain of its target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone machines capable of distilling solvent. Although there is a wide variety of such machinery currently available to the public, the Company believes its fully integrated SystemOne/registered trademark/ Washers provide superior "on demand" pure solvent at a lower cost.

The Company believes that the SystemOne/registered trademark/ Washers compare favorably with products of its competitors on the basis of, among other things:
(i) delivery of pure solvent on demand without frequent solvent replacement;
(ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws; (iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and (vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

STRATEGY

The Company's strategy is to continue its focus on the manufacture, marketing and sale of its SystemOne/registered trademark/ Washer. The Company believes that its products have achieved fairly rapid market penetration because of its technological, economic and environmental advantages over competitive equipment.

The Company has begun and intends to continue its penetration of the industrial parts cleaning market through its own direct marketing and distribution efforts. By the end 1998 the Company had opened a total of 62 distribution centers employing 85 service technicians and approximately 100 salesmen throughout the continental United States. The Company has direct distribution capabilities in every major metropolitan market across the country enabling the Company to pursue prime national accounts as well as municipal, military and local accounts in all of the Company's target markets including automotive, aviation, marine, heavy equipment, fleet maintenance and mass transit. The Company shipped 2,821 SystemOne/registered trademark/ units during 1998, of which approximately 2,300 units were through the Company's developing direct distribution infrastructure, compared to 1997 where all shipments were made through third party distributors. The Company expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct distribution and increased operating profits.

The Company intends to capitalize on the opportunities it has identified for the sale of its industrial parts washers. Additionally, the Company is continuing its research and development programs and efforts and intends to develop multiple product lines that utilize its resource recovery and waste minimization technologies and to expand its sales of all product lines in new markets. In particular, the Company intends to focus on the following initiatives:

   /bullet/ ACCELERATE PRODUCT SALES THROUGH DIRECT MARKETING. The Company intends to continue the penetration of the industrial parts cleaning market through its own direct marketing and distribution efforts. The Company anticipates that it will be able to maximize market share through aggressive factory direct distribution and increased operating profits, although there is no assurance in this regard.

   /bullet/ COMMERCIALIZE ADDITIONAL PARTS WASHING EQUIPMENT. The Company expects to broaden its industrial parts cleaning product line with aqueous and VOC exempt based washers, an alternative to mineral spirits solvent based washers; immersion washers, which clean complex parts; power spray washers, which accommodate large or bulky parts; and spray gun washers, for use in paint thinner recovery. The Company has obtained patent protection and developed prototypes and commenced limited sales of each of these products.

   /bullet/ EXPAND PRODUCT LINE. Through its ongoing research and development initiatives, the Company has identified a number of potential applications of its core technologies, including commercial applications in the printing and dry cleaning industries, water purification, medical waste treatment, and consumer applications. The Company believes that these applications could be developed without significant additional research expense through the utilization of the Company's initial research which resulted in the commercialization of the SystemOne/registered trademark/ Washer.

   /bullet/ EXPAND TO INTERNATIONAL MARKETS. The Company believes that significant opportunities exist for international sales of the SystemOne/registered trademark/ product line. The Company intends to explore distribution arrangements in other markets through licensing, strategic alliances and/or joint ventures.

   PRODUCTS

The Company's product line includes the following self-contained recycling industrial cleaning equipment, all of which incorporate proprietary waste minimization technology with respect to which the Company has obtained or applied for patent protection. The Company expects that all the products listed below will be available for commercial exploitation at various times prior to December 31, 2000. All of the Company's products utilize technology that (i) provides continuously recycled cleaning solution during the cleaning process,
(ii) eliminates the necessity for continual replacement and disposal of contaminated cleaning solution and (iii) facilitates practical and cost effective compliance with demanding environmental laws and regulations.

     SYSTEMONE/registered trademark/ GENERAL PARTS WASHER, is the first of the Company's products to be available in commercial quantities. During 1998 the Company sold 2,821 SystemOne/registered trademark/ units, of which approximately 2,300 units were sold through the Company's developing direct distribution infrastructure. The SystemOne/registered trademark/ Washer provides users with pure mineral spirit solvent "on demand" for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the SystemOne/registered trademark/ Washer. This process allows the solvent to be reused without the need for off-site processing, minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent. The markets for SystemOne/registered trademark/ General Parts Washers are automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning.

     SYSTEMONE/registered trademark/ BRAKE WASHER, currently manufactured and marketed on a full-scale basis, is a mobile telescoping mini-parts washer designed specifically for the automotive brake industry to meet Occupational Safety and Health Act standards for the containment of airborne asbestos particles during auto brake repair operations. As an auxiliary unit to the SystemOne/registered trademark/ Washer, the SystemOne/registered trademark/ Brake Washer may be placed directly under the automobile being serviced and provides clean solvent on demand to the user by utilizing the SystemOne/registered trademark/ Washer to distill the contaminated solvents. As of December 31, 1998, the Company had sold 151 SystemOne/registered trademark/ Brake Washers.

     SYSTEMONE/registered trademark/ SPRAY GUN WASHER, scheduled for commercial introduction in the fourth quarter of 1999, incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target market for spray gun washers consists of automotive, aviation and marine paint shops and all general manufacturing operations that utilize painting operations.

     The Company anticipates that the auto paint industry will represent a substantial market. The SystemOne/registered trademark/ Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint industry.

     MULTIPROCESS POWER SPRAY WASHER is currently manufactured and being test marketed on a limited basis. The Power Spray Washer integrates three processes in one self-contained machine; a power spray wash process, a recycling/reclamation process and a thermal oxidation process. The Power Spray Washer is able to accommodate large and bulky parts or units that are too large for the SystemOne/registered trademark/ Washers. The target market for power spray washers consists of automotive, aviation and marine maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

     MULTIPROCESS IMMERSION WASHER, scheduled for commercial introduction in 2000, integrates an immersion wash process, a recycling/reclamation process and a thermal oxidation process in one self-contained machine. The MultiProcess Immersion Washer is designed to clean complex parts containing substantial integral and highly inaccessible passages requiring a total immersion washing. The primary target market for immersion washers consists of radiator rebuilding shops, as well as automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

     MINIDISPOSER, scheduled for commercial introduction in 2000, is a portable mini-thermal oxidizer developed as a practical and efficient means for the disposal of contaminants by thermal oxidation within a unit measuring only one cubic foot. The MiniDisposer will be marketed both as optional equipment with the SystemOne/registered trademark/ Washer and as a stand alone mini-thermal oxidizer. The Company believes that the size and scope of the market for the MiniDisposer is substantial and diversified and includes industrial, commercial and consumer applications that generate small contaminant waste by-products. The Company is exploring potential markets in medical, restaurant and other commercial and consumer applications.

MANUFACTURING AND SUPPLY OF RAW MATERIALS

The Company leases a 75,000 square foot facility located in Miami, Florida which serves as the Company's primary manufacturing and research facility. All of the Company's manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne/registered trademark/ Washers at this facility is approximately 25,000 units. The Company believes that these facilities will adequately meet the Company's manufacturing needs through 1999. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities.

The SystemOne/registered trademark/ Washers is an assembly of raw materials and components all of which the Company believes are readily obtainable in the United States. The Company does not believe that it is dependent upon any of its current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne/registered trademark/ Washers. The Company currently procures raw materials and components for its SystemOne/registered trademark/ Washers from approximately 40 sources.

MARKETING, SALES AND CUSTOMER SERVICE

Commencing in Mid 1996, the Company launched a test program with an aggregate of 47 SystemOne/registered trademark/ Washers in 38 automotive dealerships, municipal and private fleet maintenance facilities, repair facilities and other users of parts cleaning equipment in South Florida. This test program was conducted primarily to gauge consumer acceptance and potential demand.

In January 1997, following a four-month test program with First Recovery, the Company and First Recovery entered into the Sales Representative Agreement pursuant to which First Recovery served as the Company's exclusive distributor of the SystemOne/registered trademark/ Washers in 21 metropolitan areas. The Sales Representative Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets. Pursuant to the Sales Representative Agreement, First Recovery purchased, net 90 days, 2,250 SystemOne/registered trademark/ Washers.

Notwithstanding the existence of the Sales Representative Agreement, the Company and First Recovery had been operating under terms similar to those contained in the Purchase and Distribution Agreement during the majority of 1997. In December 1997, prior to the expiration of the Sales Representative Agreement, the Company and First Recovery entered into the Purchase and Distribution Agreement, effectively terminating and superseding the Sales Representative Agreement. Pursuant to the Purchase and Distribution Agreement, First Recovery was granted the exclusive right to purchase SystemOne/registered trademark/ Washers from the Company and market and distribute such products through sale or lease in a territory consisting of 21 major metropolitan markets throughout the United States and to national customers operating in more than one state and in more than fifteen locations. Pursuant to the Purchase and Distribution Agreement, First Recovery purchased, net 90 days, 400 SystemOne/registered trademark/ Washers and 243 SystemOne/registered trademark/ Brake Washers during December 1997, and purchased, net 90 days, 600 SystemOne/registered trademark/
Washers during the first quarter of 1998. The Purchase and Distribution Agreement expired June 30, 1998 and was not renewed.

In an effort to enhance long-term profitability, preserve strategic opportunities and maximize value for its shareholders, in November 1997, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne/registered trademark/ product line. During 1998 the Company opened a total of 62 distribution centers employing 85 service technicians and approximately 100 salesmen throughout the continental United States. The Company has direct distribution capabilities in every major metropolitan market across the country enabling the Company to pursue prime national accounts as well as municipal, military and local accounts in all of the Company's target markets including automotive, aviation, marine, heavy equipment, fleet maintenance and mass transit. The Company sold 2,821 SystemOne/registered trademark/ units during 1998, of which approximately 2,300 units were through the Company's developing direct distribution infrastructure. During 1997, all product sales were made through third party distributors. The Company expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct distribution and increased operating profits. No assurance can be given that the Company's direct marketing and distribution capabilities will be successful.

Through December 31, 1998, the Company had sold approximately 6,000 SystemOne/registered trademark/ Washers, approximately half of which were purchased by First Recovery for sale to third parties.

The Company intends to continue to generate consumer awareness of its SystemOne/registered trademark/ Washers through the efforts of its internal marketing programs, general advertisements in trade publications, and participation in trade conventions.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

The Company has been awarded ten United States patents for its product line including its SystemOne/registered trademark/ General Parts Washer (four patents), Power Spray Washer, Spray Gun Washer, Immersion Washer, Floor Washer MiniDisposer (thermal oxidizer) and Vapor Recovery System. The Company intends to apply for additional patents as appropriate. The Company's patents have terms commencing September 1994 and continue through September 2014. The Company currently has four additional patents pending relating to vapor recovery systems, machinery and processes using SystemOne/registered trademark/ technology. The Company also holds patents in Mexico and Japan relating to its SystemOne/registered trademark/ technology and has applied for similar patents in Canada and Europe.

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

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Although the Company has and expects to continue to have confidentiality agreements with its employees, suppliers and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. Since the Company believes that its proprietary information is important to its business, failure to protect such information could have a material adverse effect on the Company.

DIRECT SALES FINANCING

The Company makes its SystemOne/registered trademark/ Washers available to its customers through a third party leasing program. The Company is party to an agreement (the "Product Financing Agreement") with First Sierra Inc. ("First Sierra"), pursuant to which First Sierra provides third party leasing services. Pursuant to the Product Financing Agreement, the Company provides First Sierra with certain information, including credit information, with respect to each proposed lessee. First Sierra may reject a lease application if, in its sole discretion, the proposed transaction does not comply with First Sierra's then applicable financing criteria. If First Sierra elects to provide lease financing, First Sierra purchases the SystemOne/registered trademark/ Washers in the manner and for an amount agreed to by the Company and First Sierra from time to time, upon First Sierra's receipt of required documentation and leases the unit to the Company's customer.

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

RESEARCH AND DEVELOPMENT

During the years ended December 31, 1997 and 1998, the Company expended $415,000 and $303,000, respectively, in connection with research and development activities.

The Company plans to continue to focus significant resources on the development of additional products utilizing the Company's core recycling technologies. The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and progress and the Company will seek to retain what it perceives as its technological superiority over competitors' products. In this regard, the Company intends to continue to seek means of refining and improving its SystemOne/registered trademark/ Washers. In order to keep pace with the rate of technological change, the Company also intends to devote considerable resources in time, personnel and funds on research and development for future products. The Company recognizes that many of its competitors have far greater financial and personnel resources than the Company which may be devoted to research and development and there can be no assurance that the Company will maintain a technological advantage over its competitors. Additionally, although there can be no assurance that the Company will develop new products capable of commercialization, the Company intends to continue its programs to develop new products, some of which may utilize the Company's patented products and processes.

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

Although the federal and state laws and regulations discussed below regulate the behavior of the Company's customers, and not the Company, the Company believes that customer demand for its SystemOne/registered trademark/ Washers is partially a function of the legal environment in which the Company's customers conduct business. The Company's SystemOne/registered trademark/ Washers were designed to help minimize the cost of complying with existing federal and state environmental laws and regulations. Any changes, relaxation or repeal of the federal or state laws and regulations which have shaped the parts washing industry may significantly affect demand for the Company's products and the Company's competitive position.

REGULATION OF HANDLING AND USE OF SOLVENTS. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in industrial parts washers. The Company intends to use mineral spirits with a minimum of 140 degrees Fahrenheit ignitable limits in its SystemOne/registered trademark/ Washers. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended (the "RCRA"), and the regulations of that statute adopted by the United States Environmental Protection Agency (the "EPA"). Certain machines sold by the Company's competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne/registered trademark/ Washers provide a significant economic benefit to the Company's customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste.

Federal, state and many local governments have adopted regulations governing the handling, transportation and disposal of such solvents. On the federal level, under the Hazardous Materials Transportation Act ("HMTA"), the United States Department of Transportation has promulgated requirements for the packaging, labeling and transportation of mineral spirits in excess of specified quantities. Relative to the handling and disposal of mineral spirits, many states and local governments have established programs requiring the assessment and remediation of hazardous materials that have been improperly discharged into the environment. Liability under such programs is possible for unauthorized release of mineral spirits in violation of applicable standards. Civil penalties and administrative costs may also be imposed for such violations. The Company's products do not require the transportation of mineral spirits that necessitate compliance with HMTA requirements providing a significant economic benefit to the Company's customers.

REGULATION OF GENERATION, TRANSPORTATION, TREATMENT, STORAGE AND DISPOSAL OF CONTAMINATED SOLVENTS. The generation, transportation, treatment, storage and disposal of contaminated solvents is regulated by the federal and state governments.

At the federal level, the RCRA authorized the EPA to develop specific rules and regulations governing the generation, transportation, treatment, storage and disposal of hazardous solvent wastes as defined by the EPA. The EPA's definition of hazardous waste appears under Chapter 40 CFR Part 261. The Company believes that none of the solvent recycled in SystemOne/registered trademark/ Washers used in accordance with its intended purpose and instructions is subject to regulation as a "hazardous waste." In contrast, the Company believes that the mixture of solvent and contaminants which is periodically recovered from the machines of many of its competitors is subject to regulation as "hazardous waste."

The Company believes that the ability to manage its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target customers currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil would enable the Company's customers to: (i) dispose of or recycle the residue at no significant additional cost; and
(ii) avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system.

Even if the residue by-product was required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne/registered trademark/ Washers effect a substantial reduction in the volume of waste product requiring disposal would still serve to significantly minimize disposal costs.

PRODUCT LIABILITY AND INSURANCE

The Company is subject to potential product liability risks which are inherent in the design and use of industrial parts cleaning machines. The Company has implemented strict quality control measures and currently maintains product liability insurance with respect to such potential liabilities.

EMPLOYEES

At December 31, 1998, the Company had 270 employees, of which 4 were in corporate management, 3 were in research and development, 104 were in sales and marketing, 41 were in manufacturing, 23 were in administration and 95 were in field support.

ITEM 2. PROPERTIES.

The Company maintains its corporate headquarters and its manufacturing and research and development facilities in a 75,000 square foot building located in Miami, Florida. The initial term of the lease for this facility commenced on August 1, 1997 and expires September 30, 2002. This lease provides for a renewal term of five years and is exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are approximately $550,000, subject to an annual 4.5% increase, which amount does not include the Company's obligation to pay all utilities charges and the Company's proportionate share of the facilities maintenance and operating expenses. The Company has the right to cancel this lease upon three months prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities. Pursuant to this right of first refusal, the landlord is required to provide the Company with written notice of any adjacent space which becomes vacant during the initial or extended term of the lease.

To date, the Company has opened 62 support centers in support of its direct marketing and distribution efforts. The Company intends to open up an additional 3 support centers. Such support centers, which are typically leased on an annual basis, average approximately 1,500 square feet and require average annual rental payments of approximately $15,000.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not presently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded in the Nasdaq SmallCap Market ("Nasdaq") under the symbol "MANS". The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock as reported by Nasdaq. The

Nasdaq quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                          HIGH BID PRICE          LOW BID PRICE

                        1998

      Fourth Quarter...................         $15.75                $8.50
      Third Quarter....................         $16.625              $10.125
      Second Quarter...................         $20.00               $14.00
      First Quarter....................         $22.00               $14.50

                        1997

      Fourth Quarter...................         $24.25               $14.00
      Third Quarter....................         $27.00               $19.25
      Second Quarter...................         $27.375              $13.125
      First Quarter....................         $16.00                $7.6875


As of March 23, 1999, there were 42 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 23, 1999, the closing bid price of the Common Stock was $8.25 per share.

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

THE FOLLOWING, AS WELL AS THE DESCRIPTION UNDER PART I "BUSINESS" CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH REPRESENTS THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING (I) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (II) THE COMPANY'S CONTINUED GROWTH AND OPERATING STRATEGY; AND (III) TRENDS IN GOVERNMENTAL REGULATION. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL. READERS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE ACCOMPANYING INFORMATION CONTAINED HEREIN INCLUDING WITHOUT LIMITATION THE INFORMATION SET FORTH UNDER THE HEADINGS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "BUSINESS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.

GENERAL

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company began to generate significant revenue from product sales in 1997 and since its inception has only had one quarter of profitability. Inasmuch as the Company's operating expenses have increased significantly in connection with the Company's rapid expansion, development of a direct marketing and distribution organization, establishment of additional regional distribution centers and a service fleet, development of new products through the application of the Company's core technologies and the purchase of raw materials, the Company anticipates that negative operating cash flow will continue until such time, if ever, as the Company is able to generate sufficient revenues to offset its operating costs and the costs of continued expansion and development.

In October 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,100,000 shares of its Common Stock for aggregate net proceeds of $6,034,660. The net proceeds were used for the development, sales and marketing of the Company's products, establishment of regional centers and a service fleet, development of manufacturing facilities and for working capital and general corporate purposes.

In February 1998, the Company consummated the Private Placement of $17.0 million of Notes generating net proceeds of approximately $15.7 million. The Company has used the proceeds from the Private Placement to accelerate development of the Company's direct marketing and distribution organization, expand manufacturing operations, establish additional regional distribution and service centers and for working capital and general corporate purposes.

Under the Company's Product Financing Arrangement, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company to the leasing company's customer. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

The Company sold 2,821 SystemOne/registered trademark/ units during 1998 compared to 1997 shipments of 2,986 units. During 1998 approximately 2,300 units were sold through the Company's developing direct distribution infrastructure. Substantially all of the units sold in 1997 were made through First Recovery. Primarily as the result of an increase in average sales price per unit, revenues increased by $323,529 to $7,567,956 during 1998 compared to $7,244,427 during 1997.

Cost of goods sold decreased by $138,159 to $4,522,627 during 1998 from $4,660,786 during 1997. As a percentage of net sales, cost of goods sold represented 59.8% and 64.3% for the years ended December 31, 1998 and 1997, respectively.

Selling, general and administrative expenses during 1998 were $14,753,914, an increase of $11,292,669, compared to selling, general and administrative expenses of $3,461,245 during 1997. The increase in general and administrative expenses was primarily the result of the hiring of additional personnel in connection with the Company's establishment of 62 support centers, ramping up of direct marketing and distribution capabilities and the leasing of additional manufacturing capacity in order to support the Company's increased production.

During 1998, the Company's research and development expenses decreased by $112,366 from $415,428 during 1997 to $303,062 in 1998. The decrease was primarily the result of increased focus on the manufacturing and distribution and sale of SystemOne/registered trademark/ Washers during 1998.

The Company recognized net interest expense of $1,034,288 during 1998, compared to net interest income of $104,108 during 1997. The increase in net interest expense was primarily the result of accrued interest on the Company's $17.0 million of Subordinated Convertible Notes issued pursuant to the Private Placement in February 1998.

As a result of the foregoing, the Company incurred net losses of $13,045,935 and $1,188,924 for 1998 and 1997, respectively. The Company's basic and diluted net losses to shares for 1998 and 1997 were $13,045,935, or a loss per share of $2.84, and $1,188,924, or a loss per share of $.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had net working capital of $7,062,859 and cash and cash equivalents aggregating $3,199,055 compared to net working capital of $4,203,213 and cash and cash equivalents of $2,243,172 at December 31, 1997.

The Company's primary sources of working capital have been the net proceeds from the Company's Private Placement of Notes consummated in February 1998, the Company's lease financing arrangement with First Sierra, and direct sales to customers.

In February 1998, the Company consummated the Private Placement of Notes generating net proceeds approximately $15.7 million.

 Interest on the Notes is payable semi-annually through the Company's issuance of additional Notes during the first two years and thereafter, at the election of the Company, either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of Common Stock at a Conversion Price of $17.00 per share. The Notes automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding February 23, 1999. The Company may redeem the Notes after February, 2001, under certain circumstances. The net proceeds of the Private Placement have been used by the Company to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

In November 1997, the Company entered into an agreement with a third party providing for the factoring of the Company's accounts receivable (the "Factoring Agreement"). Pursuant to the Factoring Agreement, the Company effectively assigned all eligible receivables due from First Recovery to the third party and was provided with credit against such receivables. During the year ended December 31, 1998 and 1997, the Company factored $2,286,225 and $4,785,285 of receivables, respectively, of which the Company borrowed and repaid $245,519 and $1,000,000 during 1998 and 1997, respectively. The Company paid $11,375 in 1998 and $25,510 in 1997 in interest and commissions relating to this agreement. The Factoring Agreement was terminated in June 1998 at which time all of the Company's receivables were released from the factoring arrangement.

The Company's cash and cash equivalents balance increased by $955,883, or 42.6%, from $2,243,172 as of December 31, 1997 to $3,199,055 as of December 31, 1998,
primarily as a result of the Private Placement of the Notes in February, offset by net cash used to fund operating activities. Since the Company commenced the sale of its products, it has experienced negative cash flow from operations. During 1998, this negative cash flow was primarily a result of the Company ramping up its direct marketing and distribution capabilities. On December 31, 1998, the Company's accounts receivable had increased by $1,248,827, or 124.1% to $2,255,054 from $1,006,227 on December 31, 1997. During 1998, the Company's
inventories increased to $4,077,148 from $1,824,181 in order to meet anticipated increased sales volume.

The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently an aggregate of $156,201 per month), and installment payments for manufacturing equipment (currently an aggregate of $32,523 per month). The increase in such material financial commitments during 1998 was the result of the Company's expansion and development of direct marketing and distribution capabilities.

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

The Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in establishing its direct national marketing and distribution organization and has a net capital deficiency. As of December 31, 1998, the Company's accumulated deficit totaled $18,964,725. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. The Company is currently seeking additional sources of financing, which will supplement the Company's revenues from operations, to satisfy its cash requirements over the next 12 months. Given the Company's need for additional financing, the Company's auditors have inserted an explanatory paragraph in their opinion relating to the Company's audited financial statements for the years ended December 31, 1997 and 1998. Although the Company believes that it will be able to secure additional financing in the near future, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

YEAR 2000

The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company has recently upgraded its computer operating systems and believes that such systems are Year 2000 compliant. Additionally, the Company intends that any computer systems that it may purchase or lease in the future will have already addressed the Year 2000 issue and anticipates that its business operations will electronically interact with third parties very minimally, if at all. However, the Company has not fully assessed the impact of the Year 2000 issue on third parties with whom the Company has material relationships, including its suppliers. The Company will undertake, where necessary, reasonable efforts in order to assess the Year 2000 readiness of third parties with which it has material relationships.

The Company has spent approximately $25,000 in order to complete its Year 2000 efforts. The Company does not expect to spend any additional amounts in connection with Year 2000 readiness. All system modification costs associated with Year 2000 readiness have between expensed as incurred.

The Company currently believes that the Year 2000 issue will not present a materially adverse risk to its future results of operations, liquidity, and capital resources. However, if the Company's belief that its computer operating systems are compliant is incorrect or the level of timely compliance by key suppliers or vendors is not sufficient, the Year 2000 issue could have a material impact on the Company's operations including, but not limited to, delays in delivery of supplies resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business.

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

10.31 Commission Sales Representative Agreement, dated January 16, 1997, among the Valvoline Oil Company, Ecogard, Inc. and the
              Registrant (2)

10.32         United States Patent Officer Notice of Allowance (3)

10.33 Intertek Testing Services Listing, Labeling, and Follow-up Service Agreement (3)

10.34         United States Patent Office Notice of Allowance (4)

10.35 Factoring Agreement between the Registrant and Capital Factors, Inc. ("Capital") dated November 26, 1997 (5)

10.36         Security Agreement Supplement between the Registrant and Capital
              (5)

10.37 License Agreement between the Registrant and Capital dated November 26, 1997 (5)

10.38 Purchase and Distribution Agreement between First Recovery and SystemOne Technologies, Inc. (5)

10.39 Vendor Lease Plan Agreement between the Registrant and First Sierra Financial Financial Services, dated as of November 15, 1998

23.1 Consent of KPMG LLP relating to the Company's Registration Statements on Form S-3 (No. 333-50401) and Form S-8 (No. 333-70379).

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

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1997.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the Yearly Period Ended December 31, 1997.

           (B)      REPORTS OF FORM 8-K
None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MANSUR INDUSTRIES INC.

Dated: March 31, 1999       By: /s/ PAUL I. MANSUR
                                -------------------------------------
                                Chief Executive Officer
                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

          SIGNATURES                    TITLE                                      DATE

/s/ PIERRE G. MANSUR       Chairman of the Board and President;                March 31, 1999
-----------------------    Director
Pierre G. Mansur

/s/ PAUL I. MANSUR         Chief Executive Officer; Principal                  March 31, 1999
-----------------------    Executive Officer; Director
Paul I. Mansur

/s/ RICHARD P. SMITH       Chief Financial Officer; Principal Financial        March 31, 1999
-----------------------    Accounting Officer
Richard P. Smith

/s/ RONALD J. KORN         Director                                            March 31, 1999
-----------------------
Ronald J. Korn

/s/ DR. JAN HEDBERG        Director                                            March 31, 1999
-----------------------
Dr. Jan Hedberg

/s/ JOSEPH E. JACK         Director                                            March 31, 1999
-----------------------
Joseph E. Jack

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

Independent Auditors' Report                                              F-2

Balance Sheets as of December 31, 1998 and 1997                           F-3

Statements of Operations for the years ended
    December 31, 1998 and 1997                                            F-4

Statements of Stockholders' Equity (Deficit) for the years
    ended December 31, 1998 and 1997                                      F-5

Statement of Cash Flows for the years ended
    December 31, 1998 and 1997                                            F-6

Notes to Financial Statements                                             F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mansur Industries Inc.


We have audited the accompanying balance sheets of Mansur Industries Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansur Industries Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in establishing its direct national marketing and distribution organization and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, including additional financing to address these matters, are also described in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP


February 17, 1999

                             MANSUR INDUSTRIES INC.

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS                                        1998            1997
                                     ------                                        ----            ----
    Current assets:
         Cash and cash equivalents                                             $  3,199,055       2,243,172
         Accounts receivable, net                                                 2,255,054       1,006,227
         Inventory, net                                                           4,077,148       1,824,181
         Other assets                                                               368,492         213,452
                                                                               ------------    ------------
                       Total current assets                                       9,899,749       5,287,032

    Intangible assets, net                                                          113,049          71,894
    Property and equipment, net                                                   2,908,736       1,354,993
    Other assets                                                                  1,285,144          74,269
                                                                               ------------    ------------

                       Total assets                                            $ 14,206,678       6,788,188
                                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

    Current liabilities:
         Accounts payable and accrued expenses                                    2,389,664         758,872
         Deferred revenue                                                           173,788         169,913
         Interest payable                                                                --           2,156
         Current installments of obligations under capital leases                   273,438         152,878
                                                                               ------------    ------------

                       Total current liabilities                                  2,836,890       1,083,819

    Long-term debt and obligations under capital leases,
         excluding current installments                                          19,214,054         502,700
                                                                               ------------    ------------

                       Total liabilities                                         22,050,944       1,586,519
                                                                               ------------    ------------

    Stockholders' equity (deficit):
         Common stock, $0.001 par value. Authorized
            25,000,000 shares, issued and outstanding
            4,601,309 in 1998 and 1997                                                4,601           4,601
         Additional paid-in capital                                              11,115,858      11,115,858
         Accumulated deficit                                                    (18,964,725)     (5,918,790)
                                                                               ------------    ------------

                       Total stockholders' equity (deficit)                      (7,844,266)      5,201,669
                                                                               ------------    ------------

                       Total liabilities and  stockholders' equity (deficit)   $ 14,206,678       6,788,188
                                                                               ============    ============


See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                            STATEMENTS OF OPERATIONS

                 For the years ended December 31, 1998 and 1997

                                                                  1998            1997
                                                                  ----            ----
    Revenue                                                   $  7,567,956       7,244,427
    Costs of goods sold                                         (4,522,627)     (4,660,786)
                                                              ------------    ------------

                       Gross profit                              3,045,329       2,583,641
                                                              ------------    ------------
    Operating expenses:
         Selling, general and administrative                    14,753,914       3,461,245
         Research and development                                  303,062         415,428
                                                              ------------    ------------

                       Total operating expenses                 15,056,976       3,876,673
                                                              ------------    ------------

                       Loss from operations                    (12,011,647)     (1,293,032)

    Interest expense                                            (1,548,554)        (46,008)
    Interest income                                                514,266         150,116
                                                              ------------    ------------

                       Net loss                                (13,045,935)     (1,188,924)

                       Basic and diluted net loss per share   $      (2.84)   $      (0.26)
                                                              ============    ============

    Weighted average shares outstanding                          4,601,309       4,601,309
                                                              ============    ============


See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                  Statements of Stockholders' Equity (Deficit)

                 For the years ended December 31, 1998 and 1997

                                       COMMON STOCK
                               ------------------------------                     TOTAL
                                                  ADDITIONAL                  STOCKHOLDERS'
                                                    PAID-IN     ACCUMULATED       EQUITY
                                 SHARES     PAR     CAPITAL       DEFICIT       (DEFICIT)
                               ---------   -----   ----------   -----------    -----------
Balance at December 31, 1996   4,601,309  $4,601  $11,115,858   $ (4,729,866)  $  6,390,593

     Net loss                         --      --           --     (1,188,924)    (1,188,924)
                               ---------  ------  -----------   ------------   ------------

Balance at December 31, 1997   4,601,309  $4,601  $11,115,858   $ (5,918,790)  $  5,201,669

     Net loss                         --      --           --    (13,045,935)   (13,045,935)
                               ---------  ------  -----------   ------------   ------------

Balance at December 31, 1998   4,601,309  $4,601  $11,115,858   $(18,964,725)  $ (7,844,266)
                               =========  ======  ===========   ============   ============

See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                            Statements of Cash Flows

                 For the years ended December 31, 1998 and 1997




                                                                               1998           1997
                                                                           ------------    ----------
Cash flows from operating activities:
     Net loss                                                              $(13,045,935)   (1,188,924)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
           Depreciation and amortization                                        475,097        96,927
           Provision for obsolete inventory                                     200,000            --
           Loss on fixed asset write-offs                                         8,493            --
           Payment-in-kind of interest on convertible debt                    1,249,554            --
           Changes in operating assets and liabilities:
               Accounts receivable                                           (1,248,827)     (436,301)
               Inventory                                                     (2,452,967)   (1,206,716)
               Other assets                                                  (1,590,094)     (258,022)
               Intangible assets                                                (41,155)      (25,977)
               Accounts payable and accrued expenses                          1,630,792       463,280
               Deferred revenue                                                   3,875        74,753
                                                                           ------------    ----------

                    Net cash used in operating activities                   (14,811,167)   (2,480,980)
                                                                           ------------    ----------

Cash flows from investing activities:
     Purchase of property and equipment                                      (1,054,929)     (538,790)
                                                                           ------------    ----------

                    Net cash used in investing activities                    (1,054,929)     (538,790)
                                                                           ------------    ----------

Cash flows from financing activities:
     Proceeds from issuance of convertible debt                              17,000,000            --
     Repayments of capital lease obligations                                   (178,021)      (57,666)
                                                                           ------------    ----------

                    Net cash provided by (used in)
                      financing activities                                  16,821,979       (57,666)
                                                                           ------------    ----------

                    Net increase (decrease) in cash and cash equivalents        955,883    (3,077,436)

Cash and cash equivalents, beginning of year                                  2,243,172     5,320,608
                                                                           ------------    ----------

Cash and cash equivalents, end of year                                     $  3,199,055     2,243,172
                                                                           ============    ==========

Supplemental cash flow disclosure:

     Interest paid                                                         $     74,819        46,008
                                                                           ============    ==========


Supplemental disclosure of noncash financing activities: For the years ended December 31, 1998 and 1997, the Company entered into capital lease obligations totaling $758,224 and $539,366, respectively, for the purchase of machinery and equipment.


See accompanying notes to financial statements.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS



(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Mansur Industries Inc. (the "Company") is primarily engaged in research and development, marketing, and production of industrial parts cleaning equipment for use in automotive, aviation, marine and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, thereby reducing the need to replace and dispose of contaminants.

         (a)    OPERATIONS AND LIQUIDITY

                The Company has been primarily engaged in research and development, marketing, and production of its products. The Company's ultimate success is dependent upon future events, including the successful commercialization of the Company's products which includes, among other things, achieving volume levels sufficient to support its sales and service infrastructure. The Company was considered a development stage enterprise up until it realized its first product sales during the third quarter of 1996.

                As indicated in the accompanying financial statements as of December 31, 1998 and 1997, the Company's accumulated deficit totaled $18,964,725 and $5,918,790 respectively. In past years, the Company has financed this deficiency primarily through additional debt, private placements of convertible redeemable preferred stock and an initial public offering ("IPO") of 1.1 million shares of its common stock. In February 1998, the Company issued subordinated convertible notes in the amount of $17 million.

                The proceeds of the subordinated convertible notes (note 4) have been used primarily for, among other things, the development of manufacturing capacity, research and development activities, development and implementation of direct marketing and distribution capabilities and for working capital and general corporate purposes. The Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in establishing its direct national marketing and distribution organization and has a net capital deficiency. The Company is currently seeking additional sources of financing, which will supplement the Company's revenues from operations, to satisfy its cash requirements over the next 12 months. Although the Company believes that it will be able to secure additional financing in the near future, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of additional financing along with available cash flow prove to be insufficient to fund the Company's expansion (due to unanticipated delays, problems, etc.), the Company could restructure its operations to minimize cash expenditures and/or obtain additional financing to support its plan of operations.


         (b)    REVENUE RECOGNITION

                Under the Product-Financing Agreement (note 8) and for all direct sales by the Company to customers, the Company recognizes revenue from the sale of industrial parts cleaning equipment at the time that the equipment is delivered by the Company to the customer.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS



                Under the Purchase and Distribution Agreement (note 9), the Company recognized revenue upon delivery of the industrial parts cleaning equipment and written acceptance of delivery of the equipment from the customer.

         (c)    DEFERRED REVENUE

                A portion of the sales price that represents shipping and handling fees for sales that are made to the Company's sales representative are deferred until the unit is sold by the Company's sales representative to the end user. In addition, a portion of the sales price that represents a five-year solvent program is deferred and recognized over the respective period.

         (d)    CASH AND CASH EQUIVALENTS

                Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

         (e)    INVENTORY, NET

                Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Inventory consists of the following at December 31, 1998 and 1997:

                                                                  1998          1997
                                                                  ----          ----
                    Raw materials                              $ 1,705,298   $   872,871
                    Work in progress and finished goods          2,635,588     1,015,048
                                                               -----------   -----------
                                                                 4,340,886     1,887,919

                    Less: allowance for obsolete inventories       263,738        63,738
                                                               -----------   -----------

                                                               $ 4,077,148   $ 1,824,181
                                                               ===========   ===========

         (f)    PROPERTY AND EQUIPMENT, NET

                Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments.

                Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term, estimated useful life of the asset, or units of production method.

         (g)    INTANGIBLE ASSETS, NET

                Intangible assets, net, consist of patents, patent applications and rights that are stated at acquisition cost. Amortization is recorded using the straight-line method over the legal lives of the patents, generally for a period ranging up to 17 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future cash flows from operations derived from intangible assets is less than their carrying value. At December 31, 1998 and 1997, intangible assets, net includes accumulated amortization of approximately $1,624 and $500, respectively.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS




         (h)    OTHER ASSETS

                Legal and accounting fees, printing costs, and other expenses associated with the private placement in February 1998 of the Company's 8.25% Subordinated Convertible Notes due 2003 (note 4) are being amortized on the effective interest method over the term of the notes. Amortization expense charged to operations for the year ended December 31, 1998 was $224,180. The balance of unamortized debt issue costs at December 31, 1998 was $1,170,144.

                At December 31, 1998, in accordance with terms of one of the capital lease agreements with a finance company for certain machinery and equipment, the Company has $115,000 of restricted cash to be used as additional security for such machinery and equipment.

          (i)   FINANCIAL INSTRUMENTS

                In assessing the fair value of financial instruments, at December 31, 1998 and 1997, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. The fair value of the Company's long term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. For certain instruments, including cash and cash equivalents, trade accounts receivable, other current assets, other assets, accounts payable and accrued expenses, and current installments of obligations under capital leases, the carrying amount approximates fair value due to their short maturity.

         (j)    RESEARCH AND DEVELOPMENT

                Research and development expenses consist primarily of costs incurred in connection with engineering activities related to the development of industrial parts cleaning machinery and are expensed as incurred.

         (k)    INCOME TAXES

                Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the years ended December 31, 1998 and 1997, a valuation allowance has been recorded resulting from assessment of future taxable income of the Company and the realization of the deferred tax assets.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS




         (l)    BASIC AND DILUTED NET LOSS PER SHARE

                For the years ended December 31, 1998 and 1997, basic and diluted net loss per share is computed based on a weighted-average number of common shares outstanding of 4,601,309. Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Securities that could potentially dilute basic earnings per share (EPS) in the future that were not included in the diluted EPS because their effect on the periods presented was anti-dilutive total 138,562 shares and 105,001 shares for the years ended December 31, 1998 and 1997, respectively.

         (m)    USE OF ESTIMATES

                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (n)    PRODUCT WARRANTY OBLIGATIONS AND PRODUCT LIABILITY

                The Company provides a three-year standard warranty on its products from the date of delivery to the customer. For promotional purposes. The Company provided an additional two years of warranty at no cost for 1998 sales made pursuant to the Product Financing Agreement (note 8). The Company warrants that its products during the warranty period will be free of material defects and, if properly used in accordance with the operator manual, will not generate hazardous waste under current interpretations of applicable federal and state regulations. Estimated future warranty obligations related to units sold are accrued for by charges to operations in the period in which the related revenue is recognized. The accrued warranty obligation as of December 31, 1998 and 1997 was $186,159 and $107,167,
                respectively.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS




 (2)     PROPERTY AND EQUIPMENT, NET

         Property and equipment, net as of December 31, 1998 and 1997 was as follows:

                                                                         1998            1997       USEFUL LIFE
                                                                         ----            ----       -----------

                  Furniture and equipment                              $   558,500     $  226,079      5 years
                  Machinery and equipment                                2,048,106        978,728     10 years
                  Leasehold improvements                                   281,560        172,979      5 years
                  Construction in progress                                 472,172        182,516
                                                                       -----------     ----------
                                                                         3,360,338      1,560,302

                  Less accumulated depreciation                            451,602        205,309
                                                                       -----------     ----------
                                                                       $ 2,908,736     $1,354,993
                                                                       ===========     ==========



         Depreciation expense was $250,917 and $96,927 for the years ended December 31, 1998 and 1997, respectively.

 (3)     LEASE AGREEMENTS

         The Company leases operating facilities under fixed rent operating leases. The facilities have lease terms ranging from twelve months to five years. In February 1997, the Company entered into a lease obligation for its new corporate headquarters. The initial term of the lease for this facility commences on August 1, 1997 and expires on September 30, 2002. This lease provides for a renewal term of five years exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are $520,114 subject to an annual increase of 4.5 percent, which does not include utilities and the Company's proportionate share of the facilities maintenance and operating expenses.

         The Company also leases approximately fifty-seven service fleet vehicles under various operating leases expiring in twelve to twenty-four months.

         Total rent expense was $1,721,502 and $541,426 for the years ended December 31, 1998 and 1997, respectively.

         The Company is obliged under various capital leases for certain machinery and equipment that expire at various dates during the next five years. At December 31, 1998 and 1997, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                       1998          1997
                                                       ----          ----

           Machinery and equipment                $  1,573,844     $ 832,519
           Less  accumulated amortization              164,429       112,663
                                                  ------------     ---------

                                                  $  1,409,415     $ 719,856
                                                  ============     =========

         Amortization of assets held under capital leases is included with depreciation expense.

                             MANSUR INDUSTRIES INC.

                         NOTES TO FINANCIAL STATEMENTS



         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                  Year ending                                     Capital      Operating
                                  December 31,                                    Leases         Leases
                                  ------------                                    ------         ------
                                      1999                                   $     361,819    $  1,361,250
                                      2000                                         321,996       1,120,535
                                      2001                                         321,996         626,040
                                      2002                                         314,699         478,826
                                      2003                                         154,919              --
                                                                             -------------    ------------

                          Total minimum lease payments                       $   1,475,429    $  3,586,651
                                                                                              ============

                Less amount representing interest (at rates
                     ranging from 6.35% to 12.5%)                                  237,491
                                                                             -------------
                Present value of net minimum capital lease
                     payments                                                    1,237,938
                Less current installments of obligations under
                     capital leases                                                273,438
                                                                             -------------
                        Obligations under capital leases,
                           excluding current installment                     $     964,500
                                                                             =============

(4)      SUBORDINATED CONVERTIBLE NOTES

         In February 1998, the Company consummated a private placement of an aggregate of $17.0 million in principal amount of the Company's 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes") generating net proceeds of $15.7 million. Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock at a conversion price equal to $17.00 per share (the "Conversion Price") and automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding February 23, 1999. The Company may redeem the Notes after February 23, 2001 under certain circumstances.

         Under the terms and conditions of such notes, the Company is permitted to incur up to $5,000,000 of total debt (excluding the Notes) at any time.

 (5)     INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 1998 and 1997.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS



         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes) for the years ended December 31, 1998 and 1997 as follows:

                                                                                              1998             1997
                                                                                              ----             ----
             Computed "expected" income tax benefit                                        $ (4,435,618)      $(404,234)
             State income tax benefit, net of U.S. federal income tax benefit                  (730,184)        (72,843)
             Change in deferred taxes due to difference in rates                                142,036        (283,137)
             Change in valuation allowance                                                    5,342,858         755,117
             Effect of change in state valuation allowance                                     (377,446)             --
             Other                                                                               58,354           5,097
                                                                                           ------------       ---------

             Income tax expense                                                            $         --       $      --
                                                                                           ============       =========

         Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                                    1998               1997
                                                                                    ----               ----
          Deferred tax assets:

               Net operating loss                                                $ 6,424,036        $1,471,776
               Deferred revenue                                                       70,180            63,938
               Warranty                                                               75,175            35,586
               Start-up costs                                                        198,216           266,800
               Research and development                                              395,854           267,106
               Original issue discount                                                10,434                --
               Inventory reserve                                                     106,503                --
               Inventory                                                             201,910                --
               Bad debt reserve                                                       13,518                --
               Accrued expenses                                                       75,474                --
               Patent                                                                429,850           456,713
                                                                                 -----------        ----------

                  Total gross deferred tax assets                                  8,001,150         2,561,919

               Less valuation allowance                                            7,852,975         2,510,117
                                                                                 -----------        ----------

               Net deferred tax asset                                                148,175            51,802
                                                                                 -----------        ----------

          Deferred tax liabilities:
               Debt issue costs                                                        3,139
               Depreciation                                                          145,036            51,802
                                                                                 -----------        ----------

                  Total gross deferred tax liabilities                               148,175            51,802
                                                                                 -----------        ----------

               Deferred tax assets, net                                          $        --        $       --
                                                                                 ===========        ==========

         The valuation allowance for deferred tax assets as of January 1, 1997, was $2,510,117. The change in the total valuation allowance for the year ended December 31, 1998 was an increase of $5,342,858, resulting from assessment of the future taxable income of the Company and the realization of the deferred tax assets.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS



         At December 31, 1998, the Company had net operating loss carryforwards of $16,313,844 which expire beginning in the year 2007 through 2018.

         In addition, if certain substantial changes in ownership should occur there would be an annual limitation of the amount of tax attribute carryforwards which can be utilized in the future.

(6)      STOCKHOLDERS' EQUITY

         (a)    COMMON STOCK

                In connection with the initial public offering in October 1996, the Company agreed to sell to the underwriters, for nominal consideration, warrants to purchase from the Company 100,000 shares of common stock at a price of $9.00 per share. The warrants are initially exercisable for a period of four years commencing one year after September 27, 1996. As of December 31, 1998, the underwriters have not exercised their warrants.

         (b)    STOCK-BASED COMPENSATION

                In 1996, the Company adopted an executive incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 375,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have seven-year terms and vest and become exercisable over a three year period from the date of grant.

                At December 31, 1998 and 1997, there were 178,778 and 261,820 additional shares, respectively, available for grant under the Plan. The per share weighted-average fair value on the date of grant of stock options granted during 1998 and 1997 was $4.94 and $4.21, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                1998-expected dividend yield -0- percent, risk-free interest rate of 5.32 percent, expected life of seven years and a volatility rate of 71.14 percent; 1997-expected dividend yield -0- percent, risk-free interest rate of 5.57 percent, expected life of seven years and a volatility rate of 70.71 percent.

                The Company applies Accounting Principles Board Opinion No. 25 (ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES) in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


                the grant date for its stock options under SFAS No. 123 (ACCOUNTING FOR STOCK-BASED COMPENSATION), the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:



                                                                     1998             1997
                                                                     ----             ----
                  Net loss                      As reported      $(13,045,935)    $(1,188,924)
                                                Pro forma         (13,355,467)     (1,633,852)

                  Basic and diluted net loss
                       per share                As reported      $      (2.84)          (0.26)
                                                Pro forma               (2.90)    $     (0.36)



                Stock-option activity during the period indicated is as follows:

                                                            Weighted-
                                              Number of      Average
                                                shares    exercise price
                                              ---------   --------------

                Balance at December 31, 1996     15,000    $    7.71
                     Granted                     99,180        13.34
                     Exercised                       --           --
                     Forfeited                   (1,000)          --
                     Expired                         --           --
                                              ---------    ---------

                Balance at December 31, 1997    113,180        12.59
                     Granted                     97,042        16.47
                     Exercised                       --           --
                     Forfeited                  (14,000)       14.01
                     Expired                         --           --
                                              ---------    ---------

                Balance at December 31, 1998    196,222    $   15.32
                                              =========    =========

                At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.50 - $19.50 and 5.72 years, respectively. At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.50 - $15.86 and 6. 2 years, respectively

                At December 31, 1998 and 1997, the number of options exercisable was 38,562 and 5,001, respectively, and the weighted-average exercise price of those options was $12.52 and $7.71, respectively.

(7)      EMPLOYMENT AGREEMENT

                In September 1997, the Company entered into a two year employment agreement with the Company's Chairman of the Board and President, providing for an annual base salary of $120,000 through September 1, 1998 and $150,000 thereafter and discretionary bonuses, based on such individual's performance, as determined by the Board of Directors.

                             MANSUR INDUSTRIES INC.

                          NOTES TO FINANCIAL STATEMENTS


                In September 1997, the Company entered into a two year employment agreement with the Company's Chief Executive Officer, providing for an annual base salary of $120,000 through September 1, 1998 and $150,000 thereafter and discretionary bonuses, based on such individual's performance, as determined by the Board of Directors.

(8)      PRODUCT-FINANCING AGREEMENT

         In November 1998, the Company renewed its agreement (the "Product-Financing Agreement") with a leasing company which agrees to purchase machines produced by the Company and subsequently lease these machines to customers on twelve to sixty month terms. The Company will market the machines and provide the leasing company with credit information on potential customers that the leasing company may either accept or reject. The Product-Financing Agreement states that the leasing company does not have recourse against the Company for customer failures to discharge their obligations to the leasing company unless the Company has breached and failed to cure certain warranties.

         Under the Product-Financing Agreement, the Company has agreed to provide periodic service for the machines and replace solvent used in the machines. Revenue from providing such services is deferred and recognized over the lease term of the machine. In addition, upon the leasing company's request, the Company agrees to assist the leasing company in remarketing any repossessed or surrendered equipment for a fee. At the end of each customer lease, the Company has the option to purchase the machine from the leasing company at its fair market value.

         The Company is dependent upon the Product-Financing Agreement for a significant portion of the Company's business activity with customers. At December 31, 1998, the Company's receivables from the leasing company totaled $999,370, or 44.3% of the total accounts receivable balance.

(9)      PURCHASE AND DISTRIBUTION AGREEMENT

         In December 1997, the Company entered into an agreement ("Purchase and Distribution Agreement") with a third party whereby the third party served as the Company's exclusive sales representative in a territory comprising markets throughout the United States. Such agreement lapsed in June 1998.

(10)     FACTORING AGREEMENT

         On November 26, 1997, the Company entered into a factoring agreement with a third party. This agreement assigned the third party all accounts due from the Company's customers for a period of six months. Such agreement lapsed in June 1998. The balance factored during 1998 and 1997 was $2,286,225 and $4,785,285, respectively, and borrowings during 1998 and 1997 totaled $245,519 and $1,000,000, respectively. The Company paid $11,375 and $25,510 in interest and commissions relating to this agreement during 1998 and 1997, respectively.