Form 10KSB/A
period 1998-12-31
MANSUR INDUSTRIES INC
filed 1999-04-30
CIK 934851

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A

/ / FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

/X/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         -----------------------------

                        Commission file number: 0-21325

                             MANSUR INDUSTRIES INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                       65-0226813
 ---------------------------------                      -------------------
    (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                      Identification No.)



             8305 N.W. 27TH STREET, SUITE 107, MIAMI, FLORIDA 33122
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                 Registrant's telephone number: (305) 593-8015

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
        Title of each class                           on which registered
-----------------------------------           ---------------------------------
                                      None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of April 29, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $33,359,000, based on a closing price of $7.25 for the Common Stock, par value $.001 per share (the "Common Stock"), as reported on NASDAQ on such date.

     As of April 29, 1999, the number of outstanding shares of Common Stock of the registrant was 4,601,309.

===============================================================================

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:


  NAME                                                    AGE                          POSITION
  ---------                                               ---                          --------
  Pierre G. Mansur.................................       47      Chairman of the Board, President and Director

  Paul I. Mansur...................................       48      Chief Executive Officer and Director

  Richard P. Smith.................................       41      Vice President of Finance and Chief Financial
                                                                    Officer

  Dr. Jan Hedberg..................................       51      Director

  Joseph E. Jack...................................       71      Director

  Ronald J. Korn...................................       58      Director


         PIERRE G. MANSUR founded the Company and has served as its Chairman and President since its inception in November 1990. From June 1973 to August 1990, Mr. Mansur served as President of Mansur Industries Inc., a privately held New York corporation that operated a professional race engine machine shop. Mr. Mansur has over twenty years of advanced automotive and machinery operations experience including developing innovative automotive machine shop applications; designing, manufacturing, customizing, modifying and retooling high performance engines and component parts; developing state of the art automotive and powerboat race engines which have consistently achieved world championship status; and providing consulting services and publishing articles with respect to automotive technical research data. Mr. Mansur has conducted extensive research and development projects for several companies, including testing and evaluating engine parts and equipment for Direct Connection, a high performance racing division of the Chrysler Corporation; researching and developing specialized engine piston rings and codings for Seal Power Corporation; researching high-tech plastic polymers for internal combustion engines for ICI Americas; and designing and developing specialized high performance engine oil pan applications. Pierre Mansur is the brother of Paul
I. Mansur. Pierre Mansur is a graduate of the City University of New York.

         PAUL I. MANSUR has been Chief Executive Officer and a Director of the Company since September 1993. From September 1986 to July 1993, Mr. Mansur served as Chief Executive Officer of Atlantic Entertainment Inc., a privately held regional retail chain of video superstores. From March 1981 to September 1986, Mr. Mansur served as the Chief Executive Officer and President of Ameritrade Corporation, a privately held international distributor of factory direct duty free products. From June 1972 to March 1981, Mr. Mansur held various finance and operation positions, including Assistant Vice President Finance and Operations for Mott's USA, Inc., a division of American Brands. Paul Mansur is the brother of Pierre G. Mansur. Paul Mansur is a graduate of the City University of New York.

         RICHARD P. SMITH has been the Chief Financial Officer of the Company since September 1, 1996. From April 1987 to August 1996, Mr. Smith held various positions, including Vice President, Chief Financial Officer, Treasurer, Secretary, Director of Business Planning, and Controller of the European Operations of Telematics International, Inc., a manufacturer and supplier of intelligent networking technologies and products. From August 1983 to April 1987, Mr. Smith served as Manager of Internal Controls and Cost Analysis for Motorola, Inc., a worldwide manufacturer of a diverse line of electronic equipment and components, including communications systems, semiconductors, electronic controls and computer systems. From January 1980 to March 1981, Mr. Smith worked as an accountant for Arthur Young and Co. C.P.A. Mr. Smith is a graduate of Illinois Wesleyan University and holds a Masters of Business Administration degree from the University of Illinois and a Masters of Finance degree from Cambridge University.

         DR. JAN HEDBERG has been a Director of the Company since August 1995. From October 1987 to March 1993, Dr. Hedberg served as the Chairman and Chief Executive Officer of Enprotec International Group, N.V., a company he co-founded which is in the business of researching and developing advanced waste oil recycling technologies. Since March 1993, Dr. Hedberg has been the Chairman of the Board and Chief Executive Officer of Enprotec (USA) Inc., a wholly owned subsidiary of Enprotec International Group, N.V., which manufactures, designs and assembles oil re-refining plants. Dr. Hedberg was the co-recipient of the 1991 International Technology Award for Enterprising Innovation and Creativity for the development of the Vaxon Re-refining Process, which is a proprietary process that transforms used oil into useable oil products. Dr. Hedberg has over 15 years of experience in oil related and environmental companies and 12 years of research and teaching experience, including executive management and advisory positions, with several multinational organizations. Dr. Hedberg received his Doctor of Philosophy (Ph.D.) in Geotechnical Engineering from the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1977.

         JOSEPH E. JACK has been a Director of the Company since August 1995. From May 1989 to June 1991, Mr. Jack served as Vice President of Waste Management Europe, a waste collection and recycling company that is a publicly traded company on the London Stock Exchange and a controlled subsidiary of WMX Technologies, a publicly traded New York Stock Exchange company. From May 1978 to June 1991, Mr. Jack has served in various executive capacities with several subsidiaries and/or affiliates of Waste Management, Inc. Mr. Jack has been an active investor in companies since he retired in June 1991.

         RONALD J. KORN has been a Director of the Company since June 1998. Since July 1991, Mr. Korn has served as President of Ronald Korn Consulting, a business consulting firm, and as Chairman of the Board of Carole Korn Interiors, Inc., an interior design firm. From 1961 to 1991, Mr. Korn was a partner with the certified public accounting firm of KPMG Peat Marwick, including six years in which Mr. Korn served as Managing Partner of KPMG Peat Marwick's Miami, Florida office. Since October 1991, Mr. Korn has served as a director and Chairman of the Compensation and Audit Committee of the Board of Directors of Engle Homes, Inc., a company whose common stock is traded on the National Market of the Nasdaq Stock Market. Since 1996, Mr. Korn has served as a director of Magicworks Entertainment Incorporated, a public company whose common stock is traded on the American Stock Exchange. From December 1995 to December, 1997, Mr. Korn served as a director of Vacation Break U.S.A., Inc., a company whose common stock was traded on the National Market of the Nasdaq Stock Market.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During 1998, the Board of Directors held four meetings and took action one additional time by unanimous written consent. No Director attended fewer than 75% of the meetings of the Board of Directors held during 1998 during the period of such Director's service.

         The only committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Board does not have a nominating or similar committee. The Company's Board of Directors performs the functions of a nominating or similar committee.

         Joseph E. Jack, Dr. Jan Hedberg and Ronald Korn are the current members of the Audit Committee, which held two meetings during 1998. The duties and responsibilities of the Audit Committee include (i) recommending to the Board of Directors the appointment of the Company's auditors and any termination of engagement, (ii) reviewing the plan and scope of audits, (iii) reviewing the Company's significant accounting policies and internal controls and (iv) having general responsibility for all related auditing matters.

         Pierre G. Mansur, Dr. Jan Hedberg and Ronald Korn are the current members of the Compensation Committee, which held no meeting during 1998. The Compensation Committee reviews and approves the compensation of the Company's executive officers and administers the Company's 1996 Executive Incentive Compensation Plan (the "Incentive Plan").

ADDITIONAL INFORMATION CONCERNING DIRECTORS

         No Director of the Company receives any fee for attendance at meetings of the Board of Directors or committees thereof, although members of the Board of Directors do receive reimbursement for actual travel-related expenses incurred in connection with their attendance at meetings of the Board of Directors. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as Directors.

         Directors are eligible to receive options under the Company's Incentive Plan. The Incentive Plan provides for an automatic grant of an option to purchase 3,500 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"), upon a person's election as a non-employee Director of the Company, as well as an automatic annual grant of an option to purchase 3,500 shares of Common Stock on the day the Company issues its earnings release for the prior fiscal year.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners have been complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following compensation table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, the aggregate compensation awarded to, earned by or paid to each of Pierre G. Mansur, the Company's Chairman of the Board and President, Paul I. Mansur, the Company's Chief Executive Officer, and Richard P. Smith, the Company's Vice President and Chief Financial Officer (collectively, the "Named Executive Officers"). No other officer of the Company received compensation in excess of $100,000 during such years.

                                                                                                      LONG TERM
                                                      ANNUAL COMPENSATION                            COMPENSATION
                                     -------------------------------------------------------         ------------
                                                                                                      SECURITIES
             NAME AND                                                           OTHER ANNUAL          UNDERLYING
        PRINCIPAL POSITION           YEAR         SALARY          BONUS         COMPENSATION         OPTIONS/SARS
--------------------------------     ----       ----------      ----------      ------------         ------------
Pierre G. Mansur.............        1998       $  130,000              --        $ 8,040(1)              9,231
   Chairman and President            1997       $  120,000              --        $ 6,605(1)             41,460
                                     1996       $   66,000      $   58,000        $ 6,605(1)                 --

Paul I. Mansur...............        1998       $  130,000              --        $ 5,099(1)              9,231
   Chief Executive Officer           1997       $  120,000              --        $ 5,099(1)             30,438
                                     1996       $   48,000      $  250,000        $ 5,099(1)                 --

Richard P. Smith.............        1998       $  115,000              --        $ 4,800(1)              5,641
   Vice President and Chief          1997       $  110,000              --        $ 4,800(1)                 --
   Financial Officer                 1996       $   36,667(2)           --        $ 1,600(1)             10,000

-------------------------
(1)   Automobile allowance paid by the Company.

(2) Mr. Smith commenced employment with the Company in September 1996. Accordingly, represents compensation paid to Mr. Smith for the four months ended December 31, 1996.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         In September 1997, the Company entered into a two year employment agreement with Pierre Mansur, the Company's Chairman of the Board and President, providing for an annual base salary of $120,000 through September 1, 1998 and $150,000 thereafter and discretionary bonuses, based on Mr. Mansur's performance, as determined by the Compensation Committee of the Board of Directors. Pursuant to the employment agreement, during the term of Mr. Mansur's employment and for a period of three years following his termination of employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding the Company's patents, research and development, manufacturing process or knowledge or information with respect to confidential trade secrets of the Company. In addition, the employment agreement provides that Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with the Company or its affiliates. The employment agreement also provides that Mr. Mansur is prohibited from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with the Company or its affiliates during the term of his employment and for three years thereafter.

         In September 1997, the Company entered into a two year employment agreement with Paul Mansur, the Company's Chief Executive Officer, providing for an annual base salary of $120,000 through September 1, 1998 and $150,000 thereafter and discretionary bonuses, based on Mr. Mansur's performance, as determined by the Compensation Committee of the Board of Directors. Pursuant to the employment agreement, during the term of Mr. Mansur's employment and for a period of three years following his termination of employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding the

Company's patents, research and development, manufacturing process or knowledge or information with respect to confidential trade secrets of the Company. In addition, the employment agreement provides that Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with the Company or its affiliates. The employment agreement also provides that Mr. Mansur is prohibited from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with the Company or its affiliates during the term of his employment and for three years thereafter.

INCENTIVE PLAN

         The Company adopted the Incentive Plan in September 1996 in connection with its initial public offering of Common Stock (the "IPO"). The Incentive Plan provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the "Awards"). A total of 375,000 shares of Common Stock have been reserved for the grant of Awards under the Incentive Plan. The purpose of the Incentive Plan is to advance the interests of the Company by providing additional incentive in attracting, motivating and retaining qualified executives and other employees, officers, directors and independent contractors (collectively, the "Participants") by enabling Participants to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between Participants and the Company's shareholders, and providing Participants with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value.

         The persons eligible to receive Awards under the Incentive Plan are the officers, directors, employees and independent contractors of the Company and any subsidiary. No director of the Company who is not an employee of the Company or any subsidiary (a "non-employee director") is eligible to receive any Awards under the Incentive Plan other than automatic formula grants of stock options and restricted stock as described below, and no independent contractor will be eligible to receive any Awards other than stock options.

         The Incentive Plan is required to be administered by a committee designated by the Board of Directors consisting of not less than two directors (the "Committee"), each member of which must be a "disinterested person," as defined under Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an "outside director" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Compensation Committee of the Board has been appointed as the Committee for the purpose of administering the Incentive Plan. Subject to the terms of the Incentive Plan, the Committee is authorized to select eligible persons to receive Awards, determine the type of and number of Awards to be granted and the number of shares of Common Stock to which Awards will relate, specify times at which Awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of Awards, prescribe forms of Award agreements, interpret and specify rules and regulations relating to the Incentive Plan, and make any other determinations that may be necessary or advisable for the administration of the Incentive Plan.

         In addition, the Incentive Plan imposes individual limitations on the amount of certain Awards in part to comply with Code Section 162(m). Under these limitations, during any fiscal year the number of options, SARS, restricted shares of Common Stock, deferred shares of Common Stock, shares as a bonus or in lieu of other Company obligations, and other stock-based Awards granted to any one participant may not exceed 250,000 for each type of such Award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as a final annual incentive Award or other cash Award in any fiscal year to any one participant is $1,000,000, and the maximum amount that may be earned as a final performance Award or other cash Award in respect of a performance period by any one participant is $5,000,000.

         The Incentive Plan provides that each non-employee director shall receive (i) on the date of his or her appointment as a director of the Company, an automatic grant of an option to purchase 3,500 shares of Common Stock, and
(ii) each year, on the day the Company issues its earnings release for the prior fiscal year, an automatic grant of an option to purchase 3,500 shares of Common Stock. Such options will have a term of 7 years and become exercisable at the rate of 33-1/3 per year commencing on the first anniversary of the date of grant; provided, however, that the options become fully exercisable in the event that, while serving as a director of the Company, the non-employee director dies, or suffers a "disability," or "retires" (within the meaning of such terms as defined in the Incentive Plan). The per share exercise price of all options granted to non-employee directors will be equal to the fair market value of a share of Common Stock on the date such option is granted.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning the grant of stock options made to the Named Executive Officers during the year ended December 31, 1998. No stock appreciation rights have been granted or are outstanding.


                                                                  INDIVIDUAL GRANTS
                                         --------------------------------------------------------------------
                                                             PERCENT OF
                                          NUMBER OF             TOTAL
                                          SECURITIES        OPTIONS/SARS
                                          UNDERLYING         GRANTED TO
                                         OPTIONS/SARS       EMPLOYEES IN        EXERCISE           EXPIRATION
NAME                                       GRANTED           FISCAL YEAR      PRICE ($/SH)            DATE
--------                                 ------------       ------------      ------------         ----------
Pierre G. Mansur................            9,231               10.9%            $19.50              4/7/08
   Chairman of the Board and
   President

Paul I. Mansur..................            9,231               10.9%            $19.50              4/7/08
   Chief Executive Officer

Richard P. Smith................            5,641                6.6%            $19.50              4/7/08
   Vice President and Chief
   Financial Officer


AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1998. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1998. No stock appreciation rights have been granted or are outstanding.


                                                         NUMBER OF SECURITIES
                                                              UNDERLYING
                                                        UNEXERCISED OPTIONS AT        VALUE OF UNEXERCISED IN-THE-
                               SHARES                         FY-END (#)               MONEY OPTIONS AT FY-END(1)
                             ACQUIRED ON    VALUE    --------------------------      -------------------------------
NAME                         EXERCISE(#)  REALIZED   EXERCISABLE  UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
--------                     -----------  --------   -----------  -------------      -----------       -------------
Pierre G. Mansur........          0          --        13,820        36,871                    (2)              (2)
Paul I. Mansur..........          0          --        10,146        20,292                    (2)              (2)
Richard P. Smith........          0          --         6,666         8,975             $19,998(3)       $10,002(3)

-------------------------
(1) The closing price of the Common Stock as reported on the SmallCap Market of the Nasdaq Stock Market on December 31, 1998 was $10.50.
(2) The option exercise price exceeds the current price of the common stock and accordingly, such options are "underwater."
(3) Value is calculated by multiplying (i) the difference between $10.50 and $7.50 (the option exercise price) by (ii) the number of shares of Common Stock underlying the option.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1998, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:


               NAME AND ADDRESS OF                         AMOUNT AND NATURE            PERCENTAGE OF OUTSTANDING
               BENEFICIAL OWNER(1)                     OF BENEFICIAL OWNERSHIP(2)              SHARES OWNED
               -------------------                    ---------------------------       -------------------------
Pierre G. Mansur...............................                2,013,820(3)                         43.6%
Paul I. Mansur.................................                   10,146(4)                           *
Richard P. Smith...............................                    7,666(5)                           *
Dr. Jan Hedberg................................                   37,334(6)                           *
Joseph E. Jack.................................                   57,987(7)                          1.3%
Ronald J. Korn.................................                    1,000(8)                           *
All Directors and Executive Officers as a group
   (6 persons).................................                2,127,953(9)                         45.9%

-------------------------
 *    Less than one percent.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified above is c/o Mansur Industries, Inc., 8305 N.W. 27th Street, Suite 107, Miami, Florida 33122.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes 13,820 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Company's Incentive Plan, which options are presently exercisable. Does not include 36,871 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are not presently exercisable.
(4) Represents shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are presently exercisable. Does not include 29,523 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are not presently exercisable.
(5) Includes 6,666 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are presently exercisable. Does not include 8,975 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are not presently exercisable.
(6) Includes 25,000 shares of Common Stock held by Environmental Technologies BVI Limited, of which Dr. Hedberg owns 50% and serves as Managing Director. Also includes 2,334 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are presently exercisable. Does not include 18,166 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are not presently exercisable.
(7)   Includes (i) 10,000 shares of Common Stock owned by Mr. Jack's spouse and
      (ii) 46,320 shares of Common Stock owned by the Joseph E. Jack Trust, of which Mr. Jack's spouse is trustee. Also includes 1,167 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are presently exercisable. Does not include 15,833 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are not presently exercisable.
(8) Does not include 3,500 shares of Common Stock issuable upon the exercise of options to purchase Common Stock under the Incentive Plan, which options are not presently exercisable.
(9)   See Notes (3) - (8) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT AND SERVICES

         In November 1994, the Company entered into a two-year consulting agreement (the "Consulting Agreement") with Environmental Technologies BVI Limited (the "Consultant"). Pursuant to the Consulting Agreement, the Consultant agreed to advise, consult with, introduce to third parties and generally assist the Company in its efforts to explore new manufacturing and marketing arrangements. In exchange for such services, the Consulting Agreement provided that the Consultant was entitled to receive certain fees in connection with the sale of certain equipment, services, license rights, royalty rights, manufacturing rights, marketing rights or the Company's entrance into a partnership or joint venture arrangement or consummation of a merger. The Consultant did not receive any commissions pursuant to the Consulting Agreement. In December 1995, the Company issued the Consultant 10,000 shares of Common Stock in exchange for the services rendered by the Consultant and to secure the Consultant's agreement to terminate the Consulting Agreement and any and all associated rights of the Consultant. Dr. Jan Hedberg, a Director of the Company, owns 50% and serves as the managing director of the Consultant.

         Dr. Jan Hedberg and Joseph E. Jack have, from time to time, rendered consulting services to the Company in connection with financing, marketing and technical matters. In April 1996, Messrs. Hedberg and Jack were each issued 10,000 shares of the Company's Common Stock, valued at $3.50 per share, in exchange for such previously rendered consulting services.

NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

         Pursuant to a revolving line of credit dated June 1, 1990, Mr. Paul Mansur made a series of advances ranging from $5,000 to $30,000, totaling an aggregate of $150,000 (the "Debt"), to the Company between June 1, 1990 and May 31, 1996. Under the terms of the line of credit, interest accrued at a rate of 6% in 1994, 1995 and the five month period ended May 31, 1996. On December 31, 1994 and December 31, 1995, the Company paid Mr. Paul Mansur $34,814 and $12,000, respectively, in satisfaction of interest owed with respect to the Debt. The note evidencing the Debt had a maturity date of December 31, 1995, which maturity date was extended to December 31, 1996. On May 31, 1996, the Company paid Mr. Paul Mansur $150,000 and $5,000 in satisfaction of the outstanding principal balance of and the interest owed with respect to the Debt.

CONVERTIBLE NOTES

         In connection with its issuance of an aggregate of $1,012,500 in principal amount of Convertible Notes in June 1996, the Company issued promissory notes in the principal amount of $101,250 to each of Environmental Technologies BVI Limited, a consulting firm of which Dr. Jan Hedberg, a Director of the Company, is Managing Director, and Joseph E. Jack, a Director of the Company. Upon consummation of the IPO in September 1996, each of the Convertible Notes was converted into 15,000 shares of Common Stock. Environmental Technologies BVI Limited and Mr. Jack acquired the Convertible Notes on the same terms as other unaffiliated investors.

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

10.35 Factoring Agreement between the Registrant and Capital Factors, Inc. ("Capital") dated November 26, 1997 (5)

10.36         Security Agreement Supplement between the Registrant and Capital
              (5)

10.37 License Agreement between the Registrant and Capital dated November 26, 1997 (5)

10.38 Purchase and Distribution Agreement between First Recovery and SystemOne Technologies, Inc. (5)

10.39 Vendor Lease Plan Agreement between the Registrant and First Sierra Financial Financial Services, dated as of November 15, 1998(6)

23.1 Consent of KPMG LLP relating to the Company's Registration Statements on Form S-3 (No. 333-50401) and Form S-8 (No. 333-70379).(6)

27.1          Financial Data Schedule(6)

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

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1997.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the Yearly Period Ended December 31, 1997.

(6) Previously filed with the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.

           (B)      REPORTS OF FORM 8-K
None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MANSUR INDUSTRIES INC.

Dated: April 30, 1999       By: /s/ PAUL I. MANSUR
                                -------------------------------------
                                Chief Executive Officer
                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

          SIGNATURES                    TITLE                                      DATE

/s/ PIERRE G. MANSUR       Chairman of the Board and President;                April 30, 1999
-----------------------    Director
Pierre G. Mansur

/s/ PAUL I. MANSUR         Chief Executive Officer; Principal                  April 30, 1999
-----------------------    Executive Officer; Director
Paul I. Mansur

/s/ RICHARD P. SMITH       Chief Financial Officer; Principal Financial        April 30, 1999
-----------------------    Accounting Officer
Richard P. Smith

/s/ RONALD J. KORN         Director                                            April 30, 1999
-----------------------
Ronald J. Korn

/s/ DR. JAN HEDBERG        Director                                            April 30, 1999
-----------------------
Dr. Jan Hedberg

/s/ JOSEPH E. JACK         Director                                            April 30, 1999
-----------------------
Joseph E. Jack