Form 10QSB
period 1999-03-31
MANSUR INDUSTRIES INC
filed 1999-05-17
CIK 934851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

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

                            Yes__X__    No_____

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock par value $.001 outstanding was 4,601,309 as of the close of business on May 14, 1999.

MANSUR INDUSTRIES INC
INDEX TO FORM 10-QSB
QUARTER ENDED MARCH 31, 1999

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets-
         As of March 31, 1999 and December 31, 1998

         Condensed Statements of Operations-
         For the three months ended March 31, 1999 and 1998

         Condensed Statements of Cash Flows-
         For the three months ended March 31, 1999 and 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS

                     March 31, 1999 and December 31, 1998
                     (In thousands, except per share data)

                                                                  March 31,
                                                                    1999            December 31,
                                                                 (Unaudited)            1998
                                                               ----------------   ----------------
                                   ASSETS
Current assets:
Cash and cash equivalents                                          $    390           $  3,199
Accounts receivable, net                                              1,957              2,255
Inventories, net                                                      4,386              4,077
Other assets                                                            445                369
                                                                   --------           --------

          Total current assets                                        7,178              9,900

Property and equipment, net                                           2,859              2,909
Intangible assets, net                                                  135                113
Other assets                                                          1,106              1,285
                                                                   --------           --------

          Total assets                                             $ 11,278           $ 14,207
                                                                   ========           ========


                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                              $  3,167           $  2,390
Deferred revenue                                                        174                174
Current installments of obligations under capital leases                239                273
                                                                   --------           --------

Total current liabilities                                             3,580              2,837

Long-term debt, excluding current installments                       19,539             19,214
                                                                   --------           --------

Total liabilities                                                    23,119             22,051

Stockholders' (deficit):

Common stock, $0.001 par value.  Authorized 25,000,000
      shares, issued and outstanding 4,601,309 shares for
      1999 and 1998                                                       5                  5
Additional paid-in capital                                           11,116             11,116
Accumulated deficit                                                 (22,962)           (18,965)
                                                                   --------           --------

Total stockholders' (deficit)                                       (11,841)            (7,844)
                                                                   --------           --------

Total liabilities and stockholders' (deficit)                      $ 11,278           $ 14,207
                                                                   ========           ========



            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)
                      (In thousands, except per share data)


                                                    Three Months Ended
                                            ---------------------------------
                                              March 31,            March 31,
                                                1999                 1998
                                            -----------           -----------

Sales                                       $     4,013           $     1,282

Cost of sales                                     1,883                 1,049
                                            -----------           -----------

Gross margin                                      2,130                   233

Operating expenses:

Research and product development                    173                    40

Sales, general and administrative                 5,507                 1,740
                                            -----------           -----------

                                                  5,680                 1,780
                                            -----------           -----------

Loss from operations                             (3,550)               (1,547)

Interest (expense), net                            (447)                  (94)
                                            -----------           -----------

Net loss                                    $    (3,997)          $    (1,641)
                                            ===========           ===========

Basic and diluted net loss
       per share                            $     (0.87)          $     (0.36)
                                            ===========           ===========

Weighted-average of common shares
       outstanding                            4,601,309             4,601,309
                                            ===========           ===========



            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                    March 31,          March 31,
                                                                      1999               1998
                                                                   -----------        -----------
Cash used in operating activities:
Net (loss)                                                          $ (3,997)          $ (1,641)
Adjustments to reconcile net (loss) to net cash
     used in operating activities:
Depreciation and amortization                                             87                 36
Provision for bad debts                                                   74                 --
Provision for obsolete inventory                                         200                 --
Payment-in-kind interest on convertible debt                             386                 --
Changes in operating assets and liabilities:
Inventory                                                               (509)               (32)
Accounts receivable                                                      224               (616)
Other assets                                                             103             (1,140)
Intangible assets                                                        (23)                (4)
Accounts payable and accrued expenses                                    784                747
                                                                    --------           --------
     Net cash used in operating activities                            (2,671)            (2,650)
                                                                    --------           --------
Cash used in investing activities:
Purchase of property and equipment                                       (42)              (195)
                                                                    --------           --------
     Net cash used in investing activities                               (42)              (195)
Cash provided from (used in) financing activities:
Proceeds from issuance of convertible debt                                --             17,000
Repayments of capital lease obligations                                  (96)               (35)
                                                                    --------           --------

     Net cash provided from (used in) financing activities               (96)            16,965
                                                                    --------           --------

Net increase (decrease) in cash and cash equivalents                  (2,809)            14,120
Cash and cash equivalents, beginning of period                         3,199              2,243
                                                                    --------           --------

Cash and cash equivalents, end of period                            $    390           $ 16,363
                                                                    ========           ========





            See accompanying notes to condensed financial statements.

'

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           MARCH 31, 1999 (UNAUDITED)
                         AND DECEMBER 31, 1998 (AUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Mansur Industries Inc. (the "Company") is primarily engaged in the design, development, manufacture, marketing and distribution of technologically and environmentally superior industrial parts cleaning equipment for use in the automotive, aviation and marine industries and in a wide range of industrial and manufacturing applications in both the private and governmental sectors. The Company's proprietary line of advanced industrial cleaning equipment incorporates integrated recycling technologies for solvents and solutions thereby continuously recovering valuable resources on site and significantly minimizing hazardous waste generation.

(1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim condensed statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Interim condensed statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1999; in the Company's opinion, all adjustments necessary for a fair presentation of these interim condensed statements have been included and are of a normal and recurring nature.

(2) RECENT DEVELOPMENTS

    CONVERTIBLE PREFERRED STOCK

On May 6, 1999, the Company entered into an agreement (the "Purchase Agreement") to sell an aggregate of 50,500 shares (the "Shares") of newly created Series B Convertible Preferred Stock (the "Series B Preferred Stock") to certain investors identified in the Purchase Agreement for an aggregate purchase price of $5,050,000. Pursuant to the terms of a Certificate of Designation of Series B Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate will become effective immediately prior to the consummation of the transactions contemplated by the Purchase Agreement, the Company has designated an aggregate of 150,000 shares of Series B Preferred Stock with each share having a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series B Preferred Stock shall be 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series B Preferred Stock and continuing through the second anniversary of the date thereof, all dividends shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series B Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series B Preferred Stock, cash legally available for payment of dividends, or any combination of Series B Preferred Stock and cash. Each holder of shares of Series B Preferred Stock shall have the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series B Preferred Stock into shares of the Company's Common Stock par value $.001 per share (the "Common Stock") at a conversion price of $8.25 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company shall have the right to redeem outstanding shares of Series B Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series B Preferred Stock will vote together with the holders of the Common Stock as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series B Preferred

Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible. The consummation of the transactions contemplated by the Purchase Agreement is subject to various closing conditions.

    REVOLVING LINE OF CREDIT

On May 17, 1999, the Company and its wholly-owned subsidiary SystemOne Technolgies Inc. (collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan Agreement") with Capital Business Credit (the "Lender"), a division of Capital Factors, Inc., which initially provides the Borrowers with a $750,000 revolving line of credit (the "Revolver"). The principal amount that can be borrowed under the Revolver will increase to $1.5 million at such time as the Company consummates a sale or sales of equity securities generating gross proceeds of at least $10.0 million. The Loan Agreement has an initial term of one year, which term shall automatically be renewed for successive one-year periods unless earlier terminated by either of the parties in accordance with the terms thereof. In connection with the Loan Agreement, the Borrowers granted the Lender a security interest in, among other things, their accounts receivable and inventory. Pursuant to the Loan Agreement, the Borrowers may borrow from time to time up to 85% of their net eligible accounts receivable not to exceed the maximum available credit line. Amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. During the term of the Loan Agreement, the Borrowers are required to pay the Lender an annual facility fee of $7,500 and a loan administration fee of $1,000 per month.

(3) SIGNIFICANT COMMITMENTS

As of March 31, 1999 the Company had open purchase orders of approximately $1.0 million for component part inventory. This inventory will be used to build finished goods inventory over the next quarter for resale to potential customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1998.

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

In January 1997, following a four-month pilot program, the Company entered into a sales representative agreement with First Recovery, an affiliate of Ashland, Inc. (the "Representation Agreement"), pursuant to which First Recovery served as the Company's exclusive distributor of the SystemOne(R) Washers in 21 metropolitan areas. The Representation Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets. In December 1997, the Company entered into a Purchase and Distribution Agreement with First Recovery (the "Purchase and Distribution Agreement"), which agreement replaced the Representation Agreement and extended the exclusive distribution relationship of the parties in a limited territory consisting primarily of 21 major metropolitan markets throughout the United States. The Purchase and Distribution Agreement expired June 30, 1998 and was not renewed.

In an effort to enhance long-term profitability and preserve strategic opportunities, in November 1997, the Company commenced the development of a direct marketing and distribution organization for its SystemOne(R) product line. Since such development, the Company has been ramping up its direct marketing and distribution capabilities and expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct pricing and increases operating profits. No assurance can be given that the Company's efforts in establishing direct marketing and distribution capabilities will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues increased by $2,731,000, or 213.0% to $4,013,000 for the three months ended March 31, 1999 from $1,282,000 for the three months ended March 31, 1998. Revenues for the three months ended March 31, 1999 were comprised entirely of direct sales through the Company's developing direct distribution infrastructure. In contrast, revenues for the three months ended March 31, 1998 were comprised almost entirely of one large order from a single third party distributor.

Gross margin increased by $1,897,000, or 814.2% to $2,130,000 for the three months ended March 31, 1999 from $233,000 for the three months ended March 31, 1998. The increase in gross margin is attributable to increased sales of the Company's SystemOne(R) Washers for the current period compared to the comparable period of the prior year. As a percentage of net sales, gross margin represented 53.1% and 18.2% for the three months ended March 31, 1999 and 1998, respectively. The increase in gross margin as a percentage of net sales for the three months ended March 31, 1999 is primarily the result of higher gross margins attained for the Company's SystemOne(R) Washers in the Company's direct distribution infrastructure.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $5,507,000, an increase of $3,767,000, or 216.5% compared to selling, general and administrative expenses of $1,740,000 for the three months ended March 31, 1998. The increase in selling, general and administrative expenses was primarily the result of hiring additional personnel in connection with the Company's ramping up of its direct marketing and distribution capabilities, establishment of support centers and the leasing of additional manufacturing capacity in order to support the Company's increased production.

The Company's research and development expenses increased by $133,000 from $40,000 during the three months ended March 31, 1998 to $173,000 for the three months ended March 31, 1999. The increase was primarily due to increased use of product related materials in basic and applied research during the three months ended March 31, 1999.

The Company recognized interest expense, net of $447,000 for the three months ended March 31, 1999, compared to interest expense, net of $94,000 for the three months ended March 31, 1998. The increase in interest expense for the three months ended March 31, 1999 was primarily due to an increase in the interest accrued for the Company's Subordinated Convertible Notes due 2003 sold in a private placement consummated in February 1998.

As a result of the foregoing, the Company incurred a net loss of $3,997,000 for the three months ended March 31, 1999 compared to a net loss of $1,641,000 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $3,598,000 and cash and cash equivalents of $390,000.

On May 17, 1999, the Company and its wholly-owned subsidiary SystemOne Technologies Inc. entered into a Loan and Security Agreement with Capital Business Credit, a division of Capital Factors, Inc., which initially provides the Borrowers with a $750,000 revolving line of credit. The principal amount that can be borrowed under the Revolver will increase to $1.5 million at such time as the Company consummates a sale or sales of equity securities generating gross proceeds of at least $10.0 million. The Loan Agreement has an initial term of one year, which term shall automatically be renewed for successive one-year periods unless earlier terminated by either of the parties in accordance with the terms thereof. In connection with the Loan Agreement, the Borrowers granted the Lender a security interest in, among other things, their accounts receivable and inventory. Pursuant to the Loan Agreement, the Borrowers may borrow from time to time up to 85% of their net eligible accounts receivable not to exceed the maximum available credit line. Amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. During the term of the Loan Agreement, the Borrowers are required to pay the Lender an annual facility fee of $7,500 and a loan administration fee of $1,000 per month.

In February 1998, the Company consummated a private placement (the "Private Placement") of $17.0 million in principal amount of 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes"). Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock, $.001 par value, at a conversion price equal to $17.00 per share (the "Conversion Price") and automatically convert into shares of Common Stock after February 23, 1999, if the closing price of the Common Stock, as reported on the Nasdaq SmallCap Market, exceeds 175% of the Conversion Price for a period of twenty consecutive trading days, including the twenty trading days immediately preceding February 23, 1999. The Company may redeem the Notes after February 23, 2001 under certain circumstances. The Company has used the proceeds of the Private Placement to accelerate the development of its direct marketing and distribution organization, expand manufacturing operations, and for working capital and general corporate purposes.

The Company's primary sources of working capital have been the net proceeds from the Company's Private Placement of Notes consummated in February 1998, its lease financing arrangement with First Sierra and direct sales to customers. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $184,000 per month), and installment payments for manufacturing equipment (currently approximately $33,000 per month).

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

Capital requirements relating to the implementation of the Company's business plan have been significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the success of its direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, as well as service center and service fleet development, the Company leases and intends to continue to lease rather than purchase, to the extent possible, equipment and vehicles. The Company will continue to seek additional sources of financing which will supplement the proceeds from the sale of Convertible Preferred Stock, the Revolving Line of Credit, and the Company's revenues from operations, to satisfy its cash requirements over the next twelve months. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan and no assurance can be given that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

As indicated in the accompanying financial statements, as of March 31, 1999, the Company's accumulated deficit totaled $22,962,000.

The Company's cash and cash equivalents balance decreased by $2,809,000 from $3,199,000 as of December 31, 1998 to $390,000 as of March 31, 1999, primarily due to the use of cash in the Company's operations. Since the Company commenced the sale of its products, the Company has experienced negative cash flow from its operating activities.

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

Not Applicable

Company's outstanding Common Stock (or 10% of such stock under certain circumstances), each Right (other than Rights owned by such person or group) will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

Following the acquisition by a person or group of 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances) and prior to an acquisition of 50% or more of the Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of Common Stock per Right.

Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances), the Rights are redeemable for $.001 per Right at the option of the Board of Directors.

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

                             Mansur Industries Inc.

Date: May 17, 1999           /s/ PAUL I. MANSUR
                             ---------------------------
                             PAUL I. MANSUR
                             Chief Executive Officer
                             (Principal Executive Officer)

Date: May 17, 1999           /s/ RICHARD P. SMITH
                             ---------------------------
                             RICHARD P. SMITH
                             Vice President of Finance and Chief
                               Financial Officer
                             (Principal Financial Accounting Officer)