Form 10QSB
period 1999-06-30
MANSUR INDUSTRIES INC
filed 1999-08-16
CIK 934851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended -June 30, 1999
                                                  -------------

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

                              Yes [X]    No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $.001, outstanding was 4,601,309 as of the close of business on August 13, 1999.

MANSUR INDUSTRIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED JUNE 30, 1999



PART I   FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets-
               As of June 30, 1999 (unaudited) and December 31, 1998 (audited)

               Condensed Statements of Operations-
               For the three and six months ended
               June 30, 1999 and 1998 (unaudited)

               Condensed Statements of Cash Flows-
               For the six months ended June 30, 1999 and 1998 (unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
                     June 30, 1999 and December 31, 1998
                (In thousands, except shares and per share data)

                                                                   June 30,
                                                                     1999           December 31,
                                                                  (Unaudited)           1998
                                                                ---------------    ---------------
                                   ASSETS

Current assets:
Cash and cash equivalents ...............................          $  1,484           $  3,199
Accounts receivable, net .....................................        2,438              2,255
Inventories, net ........................................             5,038              4,077
Other assets ............................................               446                369
                                                                   --------           --------

          Total current assets ..........................             9,406              9,900

Property and equipment, net .............................             2,859              2,909
Intangible assets, net ..................................               136                113
Other assets ............................................             1,556              1,285
                                                                   --------           --------

          Total assets ..................................          $ 13,957           $ 14,207
                                                                   ========           ========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses ...................          $  3,320           $  2,390
Deferred revenue ........................................                47                174
Line of credit ..........................................               496                 --
Current installments of obligations under capital leases                240                273
                                                                   --------           --------

          Total current liabilities .....................             4,103              2,837

Long-term debt, excluding current installments ..........            19,882             19,214
                                                                   --------           --------

          Total liabilities .............................            23,985             22,051

Stockholders' deficit:
Preferred stock, Series B. Authorized 150,000 shares,
      issued and outstanding 51,003 for 1999.............             5,100                 --
Common stock, $0.001 par value.  Authorized 25,000,000
      shares, issued and outstanding 4,601,309 shares for
      1999 and 1998 .....................................                 5                  5
Additional paid-in capital ..............................            11,116             11,116
Accumulated deficit .....................................           (26,249)           (18,965)
                                                                   --------           --------

         Total stockholders' deficit ....................           (10,028)            (7,844)
                                                                   --------           --------

         Total liabilities and stockholders' deficit ....          $ 13,957           $ 14,207
                                                                   ========           ========



            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 1999 and 1998
                                   (Unaudited)
                (In thousands, except shares and per share data)

                                                    Three Months Ended                          Six Months Ended
                                            ---------------------------------           ---------------------------------
                                              June 30,              June 30,             June 30,              June 30,
                                                1999                  1998                 1999                  1998
                                            -----------           -----------           -----------           -----------
Sales .................................     $     5,202           $     1,244           $     9,215           $     2,526

Cost of sales .........................           2,191                   864                 4,074                 1,913
                                            -----------           -----------           -----------           -----------

Gross margin ..........................           3,011                   380                 5,141                   613

Operating expenses:

Research and product development ......              73                   108                   246                   148

Sales, general and administrative......           5,688                 2,625                11,195                 4,365
                                            -----------           -----------           -----------           -----------

                                                  5,761                 2,733                11,441                 4,513
                                            -----------           -----------           -----------           -----------

Loss from operations .................           (2,750)               (2,352)               (6,300)               (3,900)

Interest (expense), net ..............             (477)                 (243)                 (925)                 (337)
                                            -----------           -----------           -----------           -----------

Net loss .............................           (3,227)               (2,596)               (7,225)               (4,237)
                                            ===========           ===========           ===========           ===========

Dividends on preferred stock .........              (59)                   --                   (59)                   --
                                            -----------           -----------           -----------           -----------

Net loss to common shares ............      $    (3,286)          $    (2,596)          $    (7,284)          $    (4,237)
                                            ===========           ===========           ===========           ===========

Basic and diluted net loss
       per common share ..............      $     (0.71)          $     (0.56)          $     (1.58)          $     (0.92)
                                            ===========           ===========           ===========           ===========

Weighted-average of common shares
       outstanding ...................        4,601,309             4,601,309             4,601,309             4,601,309
                                            ===========           ===========           ===========           ===========


            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                    June 30,           June 30,
                                                                      1999               1998
                                                                ----------------  ----------------
Cash used in operating activities:
Net loss ................................................          $ (7,225)          $ (4,237)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization ...........................               185                103
Provision for bad debts .................................               105                 --
Provision for obsolete inventory ........................               210                 --
Payment-in-kind interest on convertible debt ............               782                497
Changes in operating assets and liabilities:
Inventory ...............................................            (1,171)              (997)
Accounts receivable .....................................              (298)               348
Other assets ............................................                68                154
Intangible assets .......................................               (23)               (27)
Deferred revenue ........................................              (127)                --
Accounts payable and accrued expenses ...................               930                301
                                                                   --------           --------

     Net cash used in operating activities ..............            (6,564)            (3,858)
                                                                   --------           --------

Cash used in investing activities:

Purchase of property and equipment ......................              (116)              (498)
                                                                   --------           --------

     Net cash used in investing activities ..............              (116)              (498)

Cash provided from (used in) financing activities:
Proceeds from issuance of convertible debt ..............                --             17,000
Proceeds from issuance of preferred stock ...............             5,050                 --
Proceeds from line of credit ............................               496                 --
Payments for debt issue costs ...........................              (416)            (1,394)
Repayments of capital lease obligations .................              (165)               (89)
                                                                   --------           --------

     Net cash provided from financing activities ........             4,965             15,517
                                                                   --------           --------

Net increase (decrease) in cash and cash equivalents ....            (1,715)            11,161
Cash and cash equivalents, beginning of period ..........             3,199              2,243
                                                                   --------           --------

Cash and cash equivalents, end of period ................          $  1,484           $ 13,404
                                                                   ========           ========






            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 1999 (UNAUDITED)
                         AND DECEMBER 31, 1998 (AUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Mansur Industries Inc. (the "Company") is primarily engaged in the manufacture, marketing and sale of industrial parts cleaning equipment for use in the automotive, marine, aviation and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, reducing the need to replace and dispose of contaminants.

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

(2) CONVERTIBLE PREFERRED STOCK

On May 18, 1999, the Company consummated the sale of an aggregate of 50,500 shares (the "Shares") of newly created Series B Convertible Preferred Stock (the "Series B Preferred Stock) generating gross proceeds of $5,050,000. Pursuant to the terms of a Certificate of Designation of Series B Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate became effective immediately prior to this sale, the Company has designated an aggregate of 150,000 shares of Series B Preferred Stock with each share having a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series B Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series B Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series B Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series B Preferred Stock, cash legally available for payment of dividends, or any combination of Series B Preferred Stock and cash. At June 30, 1999, an additional 503 shares of Preferred Stock, having a liquidation value of $50,330, had been issued as dividends on Preferred Stock. Each holder of shares of Series B Preferred Stock has the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series B Preferred Stock into shares of the Company's Common Stock at a conversion price of $8.25 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company has the right to redeem the outstanding shares of Series B Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series B Preferred Stock vote together with the holders of the Common Stock as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series B Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible.

(3) REVOLVING LINE OF CREDIT

On May 17, 1999, the Company, together with its wholly-owned subsidiary SystemOne Technolgies Inc. (collectively, the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Capital Business Credit (the "Lender"), a division of Capital Factors, Inc., which provides the Borrowers with a $750,000 revolving line of credit (the "Revolver"). The principal amount that can be borrowed under the Revolver will increase to $1.5 million at such time as the Company consummates a sale or sales of equity securities generating gross proceeds of at least $10.0 million. The Loan Agreement has an initial term of one year, which term shall automatically be renewed for successive one-year periods unless earlier terminated by either of the parties in accordance with the terms thereof. In connection with the Loan Agreement, the Borrowers granted the Lender a security interest in, among other things, their accounts receivable and inventory. Pursuant to the Loan Agreement, the Borrowers may borrow from time to time up to 85% of their net eligible accounts receivable not to exceed the maximum amount available under the Revolver credit line. Amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. During the term of the Loan Agreement, the Borrowers are required to pay the Lender an annual facility fee of $7,500 and a loan administration fee of $1,000 per month. At June 30, 1999, amounts advanced under the Revolver, including accrued interest, total approximately $496,000.

(4) SIGNIFICANT COMMITMENTS

As of June 30, 1999 the Company had open purchase orders of approximately $500,000 for component part inventory. This inventory will be used to build finished goods inventory over the next quarter for resale to potential customers.

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

Since July 1996, the Company has made its SystemOne(R) Washers and services available to the public through a third party leasing program and through direct sales. Under the third party leasing program, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

In January 1997, following a four-month test program, the Company entered into a sales representative agreement with First Recovery, an affiliate of Ashland, Inc. (the "Representation Agreement"), pursuant to which First Recovery served as the Company's exclusive distributor of the SystemOne(R) Washers in 14 metropolitan areas. The Representation Agreement replaced the Company's original limited pilot program with First Recovery covering the Dallas and Houston, Texas markets.

In December 1997, the Company entered into a Purchase and Distribution Agreement with First Recovery (the "Purchase and Distribution Agreement"), which agreement replaced the Representation Agreement and extended the exclusive distribution relationship of the parties in a limited territory through June 1998. Pursuant to the Purchase and Distribution Agreement, First Recovery was granted the exclusive right to purchase SystemOne(R) Washers from the Company and market and distribute such products through sale or lease in a territory consisting of 21 major metropolitan markets throughout the United States and to national customers operating in more than one state and in more than fifteen locations. Within the State of Florida, during the term of the Purchase and Distribution Agreement, First Recovery had the right to solicit trial placements of SystemOne(R) Washers on behalf of the Company as a commissioned sales agent only. The Purchase and Distribution Agreement expired June 30, 1998 and was not renewed by the Company.

In an effort to enhance long-term profitability, preserve strategic opportunities and maximize value for its shareholders, in November 1997, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne(R) product line. The Company has completed the ramping up of its direct marketing and distribution capabilities and expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct pricing and increased operating profits. No assurance can be given that the Company's efforts in establishing direct marketing and distribution capabilities will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues increased by $3,958,000, or 318.2%, to $5,202,000 for the three months ended June 30, 1999 from $1,244,000 for the three months ended June 30, 1998, primarily the result of the development of the Company's direct distribution infrastructure for the current period compared to the comparable period of the prior year.

Gross margin increased by $2,631,000, or 692.4%, to $3,011,000 for the three months ended June 30, 1999 from $380,000 for the three months ended June 30, 1998. The increase in gross margin is attributable to increased sales of the Company's SystemOne(R) Washers through its factory direct distribution infrastructure for the current period compared to the comparable period of the prior year. As a percentage of net sales, gross margin represented 57.9% and 30.5% for the three months ended June 30, 1999 and 1998, respectively.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $5,688,000, an increase of $3,063,000, or 116.7%, compared to selling, general and administrative expenses of $2,625,000 for the three months ended June 30, 1998. The increase in selling, general and administrative expenses for the three months ended June 30, 1999 was primarily the result of hiring additional personnel in connection with the ramping up of the Company's direct marketing and distribution capabilities, as well as establishment of support centers and the leasing of additional manufacturing capacity in order to support the Company's increased production.

The Company's research and development expenses decreased by $35,000, or 32.4%, from $108,000 during the three months ended June 30, 1998 to $73,000 for the three months ended June 30, 1999. The decrease was primarily due to decreased basic and applied research during the three months ended June 30, 1999.

The Company recognized interest expense, net of $477,000 for the three months ended June 30, 1999, compared to interest expense, net of $243,000 for the three months ended June 30, 1998. The increase in interest expense for the current period was primarily the result of an increase in interest accrued on the $17 million aggregate principal amount of the Company's Subordinated Convertible Notes due 2003, which were sold in a private placement consummated in February 1998.

As a result of the foregoing, the Company incurred a net loss of $3,227,000 for the three months ended June 30, 1999 compared to a net loss of $2,596,000 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues increased by $6,689,000, or 264.8%, to $9,215,000 for the six months ended June 30, 1999 from $2,526,000 for the six months ended June 30, 1998, primarily the result of the development of the Company's direct distribution infrastructure for the current period compared to the comparable period of the prior year.

Gross margin increased by $4,528,000, or 738.7%, to $5,141,000 for the six months ended June 30, 1999 from $613,000 for the six months ended June 30, 1998. The increase in gross margin is attributable to increased sales of the Company's SystemOne(R) Washers through its factory direct distribution infrastructure for the current period compared to the comparable period of the prior year. As a percentage of net sales, gross margin represented 55.8% and 24.3% for the six months ended June 30, 1999 and 1998, respectively.

Selling, general and administrative expenses for the six months ended June 30, 1999 were $11,195,000, an increase of $6,830,000, or 156.5%, compared to selling, general and administrative expenses of $4,365,000 for the six months ended June 30, 1998. The increase in selling, general and administrative expenses for the six months ended June 30, 1999 was primarily the result of hiring additional personnel in connection with the ramping up of the Company's direct marketing and distribution capabilities, as well as establishment of support centers and the leasing of additional manufacturing capacity in order to support the Company's increased production.

The Company's research and development expenses increased by $98,000, or 66.2%, from $148,000 during the six months ended June 30, 1998 to $246,000 for the six months ended June 30, 1999. The increase was primarily due to an increase in the use of product related materials in basic and applied research during the six months ended June 30, 1999.

The Company recognized interest expense, net of $925,000 for the six months ended June 30, 1999, compared to interest expense, net of $337,000 for the six months ended June 30, 1998. The increase in interest expense for the current period was primarily the result an increase in interest accrued on the $17 million aggregate principal amount of the Company's Subordinated Convertible Notes due 2003, which were sold in a private placement consummated in February 1998.

As a result of the foregoing, the Company incurred a net loss of $7,225,000 for the six months ended June 30, 1999 compared to a net loss of $4,237,000 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by the Company in operating activities for the six months ended June 30, 1999 increased by $2,706,000 to $6,564,000, compared to net cash used in operating activities of $3,858,000 for the comparable period of the prior year. The increase is primarily attributable to the following:

      - a net loss $7,225,000 for the current period compared to a net loss of $4,237,000 for the comparable period of the prior year
      -  an increase of $646,000 in accounts receivable
      -  an increase of $629,000 in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 1999 was $135,000, a decrease of $363,000, compared to $498,000 used during the comparable period of the prior year, as a result of decreased purchases of property and equipment.

Net cash provided from financing activities for the six months ended June 30, 1999 decreased by $10,533,000 to $4,984,000 from net cash provided from financing activities of $15,517,000 for the six months ended June 30, 1998. The decrease is primarily attributable to proceeds of $5,050,000, less issue costs of $416,000, from the issuance of convertible preferred stock in the current period compared to proceeds of $17,000,000, less issue costs of $1,394,000, from the private placement of subordinated convertible notes in the comparable period of the prior year, offset by the proceeds of $496,000 from a revolving line of credit for the six months ended June 30, 1999.

At June 30, 1999, the Company had working capital of $5,303,000 and cash and cash equivalents of $1,484,000.

On May 18, 1999, the Company sold an aggregate of 50,500 Shares of newly created Series B Preferred Stock for an aggregate purchase price of $5,050,000. Pursuant to the terms of the Certificate adopted by the Company, which Certificate became effective immediately prior to the consummation of the transactions, the Company has designated an aggregate of 150,000 shares of Series B Preferred Stock with each share having a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series B Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series B Preferred Stock and continuing through the second anniversary of the date thereof, all dividends shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series B Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series B Preferred Stock, cash legally available for payment of dividends, or any combination of Series B Preferred Stock and cash. At June 30, 1999, an additional 503 shares of Preferred Stock, with a liquidation value of $50,330, were issued as dividends on Preferred Stock.

In February 1998, the Company sold an aggregate of $17.0 million in principal amount of its 8 1/4% Subordinated Convertible Notes due 2003 (the "Notes"). Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Company has used the proceeds of the Private Placement to accelerate the development of its direct marketing and distribution organization, expand manufacturing operations, and for working capital and general corporate purposes.

The Company's primary sources of working capital have been the net proceeds from the sales of Series B Preferred Stock consummated in May 1999, the Private Placement of Notes consummated in February 1998, its lease financing arrangement with First Sierra and direct sales to customers. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $184,000 per month), and installment payments for manufacturing equipment (currently approximately $33,000 per month).

The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company has recently upgraded its computer operating systems and believes that such systems are Year 2000 compliant. Additionally, the Company intends that any computer systems that it may purchase or lease in the future will have already addressed the Year 2000 issue and anticipates that its business operations will electronically interact with third parties very minimally, if at all. The Company has not fully assessed the impact of the Year 2000 issue on third parties with whom the Company has material relationships, including its suppliers. The Company will undertake, where necessary, reasonable efforts in order to assess the Year 2000 readiness of third parties with which it has material relationships. Such assessments will be completed by September 30, 1999.

The Company has spent approximately $25,000 in order to complete its Year 2000 efforts. The Company does not expect to spend any additional amounts in connection with Year 2000 readiness. All system modification costs associated with Year 2000 readiness have been expensed as incurred.

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

Capital requirements relating to the implementation of the Company's business plan have been significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the success of its direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, as well as service center and service fleet development, the Company leases and intends to continue to lease rather than purchase, to the extent possible, equipment and vehicles. The Company anticipates that it will require additional sources of financing to supplement the proceeds from Preferred Stock, the Revolving Line of Credit, and the Company's revenues from operations, in order to satisfy its cash requirements over the next twelve months. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue implementation of its business plan or that additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

As indicated in the accompanying financial statements, as of June 30, 1999, the Company's accumulated deficit totaled $26,249,000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 1999, the Company sold 50,500 shares of newly created Series B Convertible Preferred Stock, generating net proceeds of approximately $4.6 million. As of June 30, 1999, the Company had used $3.1 million of the net proceeds from this sale for working capital and general corporate purposes.

In February 1998, the Company sold $17.0 million of aggregate principal amount of Notes generating net proceeds of approximately $15.7 million. Such proceeds were used to ramp up the Company's direct marketing and distribution capabilities and for working capital and general corporate purposes for the period February 1998 through December 1998.

In October 1998, the Company's Board of Directors adopted a Common Stock Purchase Rights Plan ("The Rights Plan") and declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of the Company's common stock, par value $.001 per share. The Rights are designed to ensure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other coercive or unfair tactics to gain control of the Company which might provide inadequate value to shareholders. Each Right has an initial exercise price of $75.23 for one share of the Company's Common Stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock (or 10% of such stock under certain circumstances) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock (or 10% of such stock under certain circumstances). Upon such occurrence, each Right (other than the Rights owned by such person or group) will entitle the holder to purchase from the Company the number of shares of the Common Stock having a market value equal to twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction, or sells more than 50% of its assets or earning power, after a person or group has acquired 15% or more of the Company's outstanding Common Stock (or 10% of such stock under certain circumstances), each Right (other than Rights owned by such person or group) will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1999 Annual Meeting of Shareholders on July 23, 1999; two items were submitted to a vote of security holders at that time:

- The election of five members to the Company's Board of Directors to hold office until the Company's 2000 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg, Joseph E. Jack and Ronald J. Korn were re-elected as Directors of the Company. Including shares of Series B Preferred Stock voting with the holders of Common Stock on an as-converted basis, 4,130,825 votes were cast in favor of the election of each of Pierre G. Mansur, Paul
     I. Mansur, Dr. Jan Hedberg, Joseph E. Jack, and Ronald J. Korn and 990 votes were withheld for voting for each such director nominee.

- Consideration of a proposal to approve and ratify the amendment of the Company's 1996 Executive Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance pursuant to grants of awards under such plan from 375,000 shares to 475,000 shares. Including shares of Series B Preferred Stock voting with the holders of Common Stock on an as-converted basis, 4,009,528 votes were cast in favor of the proposal, 37,168 were cast against the proposal, and 84,729 votes were withheld for voting for such proposal.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27-1  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Mansur Industries Inc.


                          ---------------------------------------
Date: August 16, 1999     PAUL I. MANSUR
                          Chief Executive Officer
                          (Principal Executive Officer)



                          ---------------------------------------
Date: August 16, 1999     RICHARD P. SMITH
                          Vice President of Finance and Chief Financial Officer
                          (Principal Financial Accounting Officer)