Form 10QSB
period 1999-09-30
MANSUR INDUSTRIES INC
filed 1999-11-15
CIK 934851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended - SEPTEMBER 30, 1999
                                       ------------------

                          Commission File No. 000-21325


                             Mansur Industries Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                        8305 N.W. 27th Street, Suite 107
                              Miami, Florida 33122
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 593-8015
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


           Florida                                         65-0226813
-------------------------------                 -------------------------------
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

                             Yes [X]    No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 4,601,309 shares of its common stock, par value $.001 per share, outstanding as of the close of business on November 12, 1999.

MANSUR INDUSTRIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 1999



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets-
         As of September 30, 1999 (unaudited) and December 31, 1998 (audited)

         Condensed Statements of Operations-
         For the three and nine months ended September 30, 1999 and 1998 (unaudited)

         Condensed Statements of Cash Flows-
         For the nine months ended September 30, 1999 and 1998 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures



                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                (In thousands, except shares and per share data)



                                                               September 30,
                                                                  1999       December 31,
                                                               (Unaudited)      1998
                                                               ------------  ------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                       $  3,323      $  3,199
Accounts receivable, net                                           2,502         2,255
Inventories, net                                                   5,461         4,077
Prepaid assets                                                       426           369
                                                                --------      --------

          Total current assets                                    11,712         9,900

Property and equipment, net                                        2,807         2,909
Intangible assets, net                                               136           113
Other assets                                                       1,081         1,285
                                                                --------      --------

          Total assets                                          $ 15,736      $ 14,207
                                                                ========      ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                              2,178         2,390
Deferred revenue                                                      64           174
Line of credit                                                       756            --
Current installments of obligations under capital leases             251           273
                                                                --------      --------

         Total current liabilities                                 3,249         2,837

Long-term debt, excluding current installments                    20,217        19,214
                                                                --------      --------

          Total liabilities                                       23,466        22,051

Stockholders' deficit:

Preferred stock, Series B. $1.00 par value. Authorized
     150,000 shares, issued and outstanding 52,044 for 1999           52            --

Preferred stock, Series C. $1.00 par value. Authorized
     150,000 shares, issued and outstanding 69,567 for 1999           70            --

Common stock, $0.001 par value.  Authorized 25,000,000
     shares, issued and outstanding 4,601,309 shares for
     1999 and 1998                                                     5             5

Additional paid-in capital                                        22,211        11,116
Accumulated deficit                                              (30,068)      (18,965)
                                                                --------      --------

         Total stockholders' deficit                              (7,730)       (7,844)
                                                                --------      --------

         Total liabilities and stockholders' deficit            $ 15,736      $ 14,207
                                                                ========      ========





See accompanying notes to financial condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 1999 and 1998
                                   (Unaudited)
                (In thousands, except shares and per share data)


                                            Three Months Ended                 Nine Months Ended
                                      -------------------------------    -----------      -------------
                                      September 30,     September 30,    September 30,    September 30,
                                           1999             1998             1999             1998
                                      ------------      -------------    -----------      -------------
Sales                                  $     4,331      $     2,006      $    13,545      $     4,533

Cost of sales                                1,750            1,108            5,823            3,022
                                       -----------      -----------      -----------      -----------

Gross margin                                 2,581              898            7,722            1,511

Operating expenses:

Research and product development                41               66              287              214

Sales, general  and administrative           5,724            4,780           16,919            9,144
                                       -----------      -----------      -----------      -----------

                                             5,765            4,846           17,206            9,358
                                       -----------      -----------      -----------      -----------

                                            (3,184)          (3,948)          (9,484)          (7,847)

Interest  (expense), net                      (475)            (297)          (1,399)            (634)
                                       -----------      -----------      -----------      -----------

Net loss                                    (3,659)          (4,245)         (10,883)          (8,481)
                                       ===========      ===========      ===========      ===========

Dividends on non-redeemable
    preferred  stock                          (161)              --             (220)              --
                                       -----------      -----------      -----------      -----------

Net loss to common shares              $    (3,820)     $    (4,245)     $   (11,103)     $    (8,481)
                                       ===========      ===========      ===========      ===========

Basic and diluted net loss
    per common share                   $     (0.83)     $     (0.92)     $     (2.41)     $     (1.84)
                                       ===========      ===========      ===========      ===========

Weighted-average of common shares
    outstanding                          4,601,309        4,601,309        4,601,309        4,601,309
                                       ===========      ===========      ===========      ===========





            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)



                                                                              September 30,  September 30,
                                                                                  1999          1998
                                                                              -------------  ------------
Cash used in operating activities:
Net loss                                                                        $(10,883)     $ (8,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                        285           171
Provision for bad debts                                                              105            --
Provision for obsolete inventory                                                      60           500
In-kind interest payments on convertible debt                                      1,184           867
Changes in operating assets and liabilities:
Inventory                                                                         (1,444)       (2,001)
Accounts receivable                                                                 (353)         (377)
Other assets                                                                         147            84
Intangible assets                                                                    (23)          (33)
Deferred revenue                                                                    (110)           --
Accounts payable and accrued expenses                                               (212)        1,058
                                                                                --------      --------

     Net cash used in operating activities                                       (11,244)       (8,212)
                                                                                --------      --------

Cash used in investing activities:
Purchase of equipment                                                               (183)         (948)
                                                                                --------      --------
     Net cash used in investing activities                                          (183)         (948)

Cash provided from financing activities:
Proceeds from issuance of convertible debt                                            --        15,606
Proceeds from issuance of convertible preferred stock                             10,997            --
Proceeds from line of credit                                                         756            --
Repayments of capital lease obligations                                             (202)         (122)
                                                                                --------      --------

     Net cash provided from  financing activities                                 11,551        15,484
                                                                                --------      --------

Net increase in cash and cash equivalents                                            124         6,324
Cash and cash equivalents, beginning of period                                     3,199         2,243
                                                                                --------      --------

Cash and cash equivalents, end of period                                        $  3,323      $  8,567
                                                                                ========      ========






            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999 (UNAUDITED)
                         AND DECEMBER 31, 1998 (AUDITED)



THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Mansur Industries Inc. (the "Company") is primarily engaged in the manufacture, marketing and sale of industrial parts cleaning equipment for use in the automotive, marine, aviation and general manufacturing industries. The Company's focus is on the design, development, manufacture and distribution of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, reducing the need to replace and dispose of contaminants.

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

Interim condensed statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1999.
In the Company's opinion, all adjustments necessary for a fair presentation of these interim condensed statements have been included and are of a normal and recurring nature.

(2) CONVERTIBLE PREFERRED STOCK

On August 24, 1999, the Company consummated the sale of an aggregate of 69,000 shares (the "Shares") of newly created Series C Convertible Preferred Stock (the "Series C Preferred Stock") generating gross proceeds of $6,900,000. Pursuant to the terms of a Certificate of Designation of Series C Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate became effective immediately prior to this sale, the Company designated an aggregate of 150,000 shares of Series C Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series C Preferred Stock is 8.00% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series C Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series C Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series C Preferred Stock, cash legally available for payment of dividends, or any combination of Series C Preferred Stock and cash. At September 30, 1999, an additional 567 shares of Series C Preferred Stock with a liquidation value of $56,700 had been issued as dividends on the outstanding shares of such preferred stock. Each holder of shares of Series

C Preferred Stock has the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series C Preferred Stock into shares of the Company's Common Stock, par value $.001 per share, at a conversion price of $11.00 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company has the right to redeem the outstanding shares of Series C Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series C Preferred Stock vote together with the holders of the Company's shares of Common Stock and Series B Convertible Preferred Stock ("Series B Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series C Preferred Stock and Series B Convertible Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible.

As of September 30, 1999, an additional 1,544 shares of Series B Preferred Stock, with a liquidation value of $154,400, had been issued as dividends on the outstanding shares of such preferred stock.

(3) REVOLVING LINE OF CREDIT

On May 17, 1999, the Company, together with its wholly-owned subsidiary SystemOne Technolgies Inc. (collectively, the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Capital Business Credit (the "Lender"), a division of Capital Factors, Inc., which provides the Borrowers with a $1.5 million revolving line of credit (the "Revolver"). The Loan Agreement has an initial term of one year, which term shall automatically be renewed for successive one-year periods unless earlier terminated by either of the parties in accordance with the terms thereof. In connection with the Loan Agreement, the Borrowers granted the Lender a security interest in, among other things, their accounts receivable. Pursuant to the Loan Agreement, the Borrowers may borrow from time to time up to 85% of their net eligible accounts receivable not to exceed the maximum amount available under the Revolver. Amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. During the term of the Loan Agreement, the Borrowers are required to pay the Lender an annual facility fee of $7,500 and a loan administration fee of $1,000 per month. At September 30, 1999, amounts advanced under the Revolver, including accrued interest, approximated $756,000.

(4) SIGNIFICANT COMMITMENTS

As of September 30, 1999 the Company had open purchase orders of approximately $950,000 for component part inventory. This inventory will be used to build finished goods inventory over the next quarter for sale to customers.

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

In January 1998, in an effort to accelerate market penetration, provide new opportunities for recurring service revenues, increase long term profitability and enhance shareholder value, the Company launched a direct marketing and distribution initiative for its SystemOne(R) product line and in September 1999, introduced a new full-service program ("TotalCare") to transition the Company from an equipment manufacturing company into a full-service organization. Equipment sales and rentals will now be complemented by long term service relationships with the Company's customers, leveraging the positive market acceptance of the Company's new proprietary SystemOne(R) technology and increasing customer base. The Company expects that the investment in its direct distribution infrastructure and TotalCare service program will result in a long term operating strategy that maximizes market share through aggressive factory direct pricing on sales of its products and recurring service revenues on its increasing customer base. No assurance can be given that the Company's direct marketing and distribution infrastructure and TotalCare service program will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales revenues increased by $2,325,000, or 115.9%, to $4,331,000 for the three months ended September 30, 1999 from $2,006,000 for the comparable period of 1998. During the current period, gross margin increased by $1,683,000, or 187.4%, to $2,581,000 for the three months ended September 30, 1999 from $898,000 for the three months ended September 30, 1998. The increase in sales revenues and gross margin is attributable to an increase in sales of the Company's SystemOne(R) Washers through its factory direct distribution infrastructure during the current period. As a percentage of sales, gross margin represented 59.6% and 44.7% for the three months ended September 30, 1999 and 1998, respectively. The increase in gross margin as a percentage of sales for the three months ended September 30, 1999 is primarily the result of reduced per unit manufacturing costs achieved through increased efficiencies in production. The Company plans to continue to seek improvements in its manufacturing processes.

Selling, general and administrative expenses for the three months ended September 30, 1999 were $5,724,000, an increase of $944,000, or 19.7%, compared to selling, general and administrative expenses of $4,780,000 for the three months ended September 30, 1998. This increase was primarily the result of increased selling expenses related to the Company's increased sales through its direct distribution infrastructure during the three months ended September 30, 1999.

The Company's research and development expenses decreased by $25,000, or 37.9%, from $66,000 during the three months ended September 30, 1998 to $41,000 for the three months ended September 30, 1999. The decrease was primarily due to reduced basic and applied research during the three months ended September 30, 1999.

The Company recognized net interest expense of $475,000 for the three months ended September 30, 1999, compared to net interest expense of $297,000 for the three months ended September 30, 1998. The increase in net interest expense for the current period was primarily the result of reduced cash balances generating interest income in the current period compared to the comparable period of the prior year.

As a result of the foregoing, the Company incurred a net loss of $3,659,000 for the three months ended September 30, 1999 compared to a net loss of $4,245,000 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales revenues increased by $9,012,000, or 198.8%, to $13,545,000 for the nine months ended September 30, 1999 from $4,533,000 for the comparable period of 1998. During the current period, gross margin increased by $6,211,000, or 411.1%, to $7,722,000 for the nine months ended September 30, 1999 from $1,511,000 for the nine months ended September 30, 1998. The increase in sales revenues and gross margin is attributable to an increase in sales of the Company's SystemOne(R) Washers through its factory direct distribution infrastructure during the current period. As a percentage of sales, gross margin represented 57.0% and 33.3% for the nine months ended September 30, 1999 and 1998, respectively. The increase in gross margin as a percentage of sales for the nine months ended September 30, 1999 compared to the comparable period of 1998 is primarily the result of reduced per unit manufacturing costs achieved through increased efficiencies in production. The Company plans to continue to seek improvements in its manufacturing processes.

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $16,919,000, an increase of $7,775,000, or 82.0%, compared to selling, general and administrative expenses of $9,144,000 for the nine months ended September 30, 1998. This increase was primarily the result of increased selling expenses related to the Company's increased sales through its direct distribution infrastructure during the nine months ended September 30, 1999.

The Company's research and development expenses increased by $73,000, or 34.1%, from $214,000 during the nine months ended September 30, 1998 to $287,000 for the nine months ended September 30, 1999. The increase was primarily due to an increase in the use of product related materials in basic and applied research during the nine months ended September 30, 1999.

The Company recognized net interest expense of $1,399,000 for the nine months ended September 30, 1999, compared to net interest expense of $634,000 for the nine months ended September 30, 1998. The increase in net interest expense for the current period was primarily the result of a decrease in cash balances generating interest income and an increase in accrued interest on the Company's outstanding $17.0 million principal amount of Subordinated Convertible Notes due 2003 during the nine months ended September 30, 1999 compared to the comparable nine month period of the prior year.

As a result of the foregoing, the Company incurred a net loss of $10,883,000 for the nine months ended September 30, 1999 compared to a net loss of $8,481,000 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1999 increased by $3,032,000 to $11,244,000, compared to net cash used in operating activities of $8,212,000 for the comparable nine month period of the prior year. The increase is primarily attributable to the following: (i) an increase of $2,402,000 in net loss to $10,883,000 for the current period, compared to a net loss of $8,481,000 for the comparable period of the prior year; (ii) an increase of an aggregate of $317,000 in the Company's outstanding subordinated convertible debentures, which were issued in connection with in-kind interest payments on the outstanding subordinated debt and (iii) a decrease of $1,270,000 in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 1999 was $183,000, a decrease of $765,000, compared to $948,000 used during the comparable period of the prior year. This decrease was a result of decreased purchases of equipment during the nine months ended September 30, 1999.

Net cash provided from financing activities for the nine months ended September 30, 1999 decreased by $3,933,000 to $11,551,000, from net cash provided from financing activities of $15,484,000 for the nine months ended September 30, 1998. The decrease is primarily attributable to aggregate proceeds of $10,997,000 of convertible preferred stock during the nine months ended September 30, 1999 compared to proceeds of $15,606,000 from the issuance of subordinated convertible notes in the comparable nine month period of the prior year, offset by the proceeds of $756,000 from the Company's revolving line of credit in the current period.

At September 30, 1999, the Company had working capital of $8,463,000 and cash and cash equivalents of $3,323,000.

On August 24, 1999, the Company consummated the sale of an aggregate of 69,000 Shares of newly created Series C Preferred Stock generating gross proceeds of $6,900,000. Pursuant to the terms of the Certificate adopted by the Company, which Certificate became effective immediately prior to this sale, the Company designated an aggregate of 150,000 shares of Series C Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series C Preferred Stock is 8.00% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series C Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series C Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series C Preferred Stock, cash legally available for payment of dividends, or any combination of Series C Preferred Stock and cash. As of September 30, 1999, an additional 567 shares of Series C Preferred Stock with a liquidation value of $56,700 had been issued as dividends on the outstanding shares of such preferred stock.

On May 17, 1999, the Company entered into a Loan and Security Agreement with Capital Business Credit, a division of Capital Factors, Inc., which provides the Company with a $1.5 million revolving line of credit. The Loan Agreement has an initial term of one year and the Company may borrow up to 85% of their net eligible accounts receivable not to exceed the maximum amount available under the line of credit. At September 30, 1999, amounts advanced under the line of credit, including accrued interest, approximated $756,000.

On May 18, 1999, the Company sold an aggregate of 50,500 Shares of newly created Series B Preferred Stock for an aggregate purchase price of $5,050,000. Pursuant to the terms of the Certificate of Designation adopted by the Company related to the Series B Preferred Stock ("The Series B Certificate"), the Company designated an aggregate of 150,000 shares of Series B Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Series B Certificate, the dividend rate payable on the outstanding shares of Series B Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series B Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on Series B Preferred Stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series B Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series B Preferred Stock, cash legally available for payment of dividends, or any combination of Series B Preferred Stock and cash. As of September 30, 1999, an additional 1,544 shares of Series B Preferred Stock, with a liquidation value of $154,400, had been issued as dividends on the outstanding shares of such preferred stock.

The Company's primary sources of working capital have been the net proceeds from sales of the Series B and Series C Preferred Stock consummated in May and August 1999, respectively, the Company's lease financing arrangement with First
Sierra, the Revolving Line of Credit and direct sales to customers. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

The Company's material financial commitments relate primarily to its obligations to make lease payments with respect to the Company's principal executive and manufacturing facility in Miami, Florida and its nationwide direct distribution centers and equipment leases (currently approximately $184,000 per month), and installment payments for manufacturing equipment (currently approximately $33,000 per month).

The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company has recently upgraded its computer operating systems and believes that such systems are Year 2000 compliant. Additionally, any computer systems that the Company may purchase or lease in the future will already be Year 2000 compliant. The Company has not fully assessed the impact of the Year 2000 issue on third parties with whom the Company has material relationships, including its suppliers. The Company will undertake, where necessary, reasonable efforts in order to assess the Year 2000 readiness of third parties with which it has material relationships.

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

Capital requirements relating to the implementation of the Company's business plan have been significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the success of its direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, as well as distribution center and service fleet development, the Company leases, and plans to continue to lease rather than purchase, to the extent possible, equipment and vehicles. The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the sale of Series C Preferred Stock and amounts available under the the Revolving Line of Credit, together with cash flow from operations will be sufficient to satisfy its cash requirements for the next 12 months. In the event that the Company's plans change, there can be no assurance that the Company will have sufficient capital resources to permit it to continue implementation of its business plan or that additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

As indicated in the accompanying financial statements, as of September 30, 1999, the Company's accumulated deficit totaled $30,068,000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 1999, the Company sold 69,000 shares of newly created Series C Convertible Preferred Stock, generating net proceeds of approximately $6.4 million. As of September 30, 1999, the Company had used $3.1 million of the net proceeds from this sale to finance the loss the Company incurred for the two months then ended. The Company has used and will continue to use the proceeds of the sale of the Series C Preferred Stock for working capital and general corporate purposes. Pursuant to the terms of a Certificate of Designation of Series C Convertible Preferred Stock adopted by the Company, which Certificate became effective immediately prior to this sale, the Company designated an aggregate of 150,000 shares of Series C Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series C Preferred Stock is 8.00% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series C Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series C Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series C Preferred Stock, cash legally available for payment of dividends, or any combination of Series C Preferred Stock and cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1999 Annual Meeting of Shareholders on July 23, 1999; two items were submitted to a vote of security holders at that time:

- The election of five members to the Company's Board of Directors to hold office until the Company's 2000 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg, Joseph E. Jack and Ronald J. Korn were re-elected as Directors of the Company. Including shares of Series B Preferred Stock voting with the holders of Common Stock on an as-converted basis, 4,130,825 votes were cast in favor of the election of each of Pierre G. Mansur, Paul I. Mansur, Dr. Jan Hedberg, Joseph E. Jack, and Ronald J. Korn and 990 votes were withheld from voting for each such director nominee.

- Consideration of a proposal to approve and ratify the amendment of the Company's 1996 Executive Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance pursuant to grants of awards under such plan from 375,000 shares to 475,000 shares. Including shares of Series B Preferred Stock voting with the holders of Common Stock on an as-converted basis, 4,009,528 votes were cast in favor of the proposal, 37,168 were cast against the proposal, and 84,729 votes were withheld from voting for such proposal.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27-1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Mansur Industries Inc.



Date:    November 15, 1999     /s/ Paul I. Mansur
                               ------------------------------------------------
                               PAUL I. MANSUR
                               Chief Executive Officer
                               (Principal Executive Officer)




Date:    November 15, 1999     /s/ Richard P. Smith
                               ------------------------------------------------
                               RICHARD P. SMITH
                               Vice President of Finance and Chief Financial
                               Officer (Principal Financial Accounting Officer)