Form 10KSB40
period 1999-12-31
MANSUR INDUSTRIES INC
filed 2000-03-30
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-KSB

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission File No. 000-21325

                             MANSUR INDUSTRIES INC.
             (Exact name of Registrant as Specified in its Charter)

                        FLORIDA
    (State or Other Jurisdiction of Incorporation or                             65-0226813
                     Organization)                                (I.R.S. Employer Identification Number)

                 8305 N.W. 27TH STREET
                       SUITE 107
                     MIAMI, FLORIDA                                                33122
        (Address of Principal Executive Offices)                                 (Zip Code)

       Registrant's telephone number, including area code: (305) 593-8015

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

     State the issuer's revenues for its most recent fiscal year: $18,833,325.

     The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 29, 2000 was $15,409,084 computed by reference to the closing bid price of the Common Stock as reported on the NASDAQ SmallCap Market on such date.

     As of March 29, 2000, there were 4,742,923 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCOPORATED BY REFERENCE:

The information required by Part III, Items 9-12, is incorporated by reference from the Registrant's definitive proxy statement (to be filed within 120 days after the end of the Registrant's fiscal year).

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Mansur Industries Inc., together with its wholly-owned subsidiary SystemOne(R) Technologies Inc. (collectively, the "Company"), designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded ten patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. While the Company intends to exploit its current full line of industrial washers, and to continue research and development of new products, since its inception the Company has focused its attention on its parts washer product line, marketed as the SystemOne(R) Washers (the "SystemOne(R) Washers"). The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. During the year ended December 31, 1999, the Company sold 7,389 SystemOne(R) Washers and recorded revenues of approximately $18.8 million. The Company commenced the sale of SystemOne(R) Washers in July 1996.

     Based on financial and trade journal reports, the Company believes that domestic expenditures in connection with industrial parts cleaning machines exceed $1.0 billion annually, including costs of equipment, personnel, materials, storage and transportation. Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning. Industrial parts cleaning machines typically remove lubrication oils from tools and parts through the use of mineral spirits solvent that becomes progressively more contaminated and less effective in the cleaning process. Eventually, the solvent becomes saturated with oil, sludge and other contaminants, and is typically classified as a hazardous waste under federal and state regulations. Under the most common current practice, the contaminated solvent must be stored until pick-up, when pure solvent is delivered and the contaminated solvent is transported to regional refining facilities. This delivery and off-site recycling program is typically scheduled on four to sixteen week cycles. In contrast, the distillation process used in the Company's SystemOne(R) Washers removes all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer on demand, eliminating the need for the costly and potentially dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process used in the SystemOne(R) Washers can typically be recycled or disposed of together with the customer's used motor oil, which is generally not classified as hazardous waste. Based on these factors, the Company believes that its product line presents an attractive and economical alternative to users of parts cleaning machines.

     The Company believes that the response of users to its products has been favorable because the products facilitate efficient and economical compliance with environmental regulations, minimize waste disposal requirements, reduce insurance costs and increase worker productivity as a result of enhanced cleaning solution utilization.

RECENT DEVELOPMENTS

     Prior to November 1997, substantially all of the Company's sales of SystemOne(R) Washers were made to or through First Recovery, an affiliate of Ashland, Inc., which acted as the Company's exclusive distributor in designated metropolitan markets. In November 1997, in an effort to enhance long-term profitability, preserve strategic opportunities, maximize value for its shareholders and generally reduce its dependence on First Recovery, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne(R) product line. As of December 31, 1999, the Company had opened a total of 61 distribution centers employing 85 service technicians and approximately 100 salesmen throughout the continental United States. The Company believes it now has direct distribution capabilities in every major metropolitan market across the country enabling the Company to pursue prime national accounts as well as municipal, military and local accounts in all of the Company's target markets including, without limitation, automotive, aviation, marine, heavy equipment, fleet maintenance and mass transit. Primarily as a result of the Company's strategic decision to develop its direct marketing, distribution and service nationally, the Company experienced a material increase in operating expenses during 1998 and 1999 and incurred a net loss of approximately $15.8 million in 1999, compared to a net loss of approximately $13.0 million for the year ended December 31, 1998.

     For the year ended December 31, 1999, the Company achieved revenue growth of approximately 150% compared to the prior year and had an installed base of approximately 13,000 units. Customer acceptance of the Company's products in all market segments has been favorable, approaching 10,000 customers nationwide including industry leaders General Motors, Boeing, and Delta Airlines. During the year 2000, the Company will seek to accelerate its market entry through strategic distribution alliances or partnerships; broaden its product offerings to include full service rental programs; and place strong emphasis on the highly lucrative industrial and government sectors.

     In May 1999, the Company sold an aggregate of 50,500 shares of newly created Series B Preferred Stock (See Note 7b to Consolidated Financial Statements) generating gross proceeds of $5,050,000. Additionally, in August 1999, the Company sold an aggregate of 69,000 shares of newly created Series C Preferred Stock (See Note 7b to Consolidated Financial Statements) generating gross proceeds of $6,900,000. In May 1999, the Company entered into a Loan and Security Agreement with Capital Business Credit, a division of Capital Factors, Inc., which provides the Company with a $1.5 million revolving line of credit (See Note 4 to Consolidated Financial Statements). The proceeds derived from the sales of the shares of preferred stock and amounts available under the revolving line of credit have been used and will continue to be used primarily for working capital and general corporate purposes.

INDUSTRY OVERVIEW AND COMPETITION

     Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, as well as general manufacturing operations of every size and category requiring machinery maintenance, service and repair. Based on financial and trade journal reports, the Company believes that in 1999 businesses in the United States incurred more than $1 billion in expenses for commercial and industrial parts cleaning using chemical cleaning techniques.

     The industrial parts cleaning industry is highly competitive and dominated by Safety-Kleen Corp. ("Safety-Kleen"), which has substantially greater financial and other resources than the Company. Safety-Kleen services the parts cleaning industry through a "closed-loop" recycling system in which contaminated solvent is removed for recycling and fresh solvent is delivered on a periodic basis. The Company believes that Safety-Kleen services a significant portion of the parts washing machines currently in use and that no other competitor accounts for more than 2% of the parts washer market in the United States. Although the Company has been awarded ten patents for its products, there can be no assurance that Safety-Kleen will not develop or acquire technology comparable to the Company's that would allow Safety-Kleen to provide an on-site recycling service. To the best of the Company's knowledge, no other company is currently commercially marketing a recycling parts washer with characteristics comparable to the Company's SystemOne(R) products. See "--Patents, Trademarks and Proprietary Technology."

     The Company believes that certain of its target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone machines capable of distilling solvent. Although there is a wide variety of such machinery currently available to the public, the Company believes its fully integrated SystemOne(R) Washers provide superior "on demand" pure solvent at a lower cost.

     The Company believes that the SystemOne(R) Washers compare favorably with products of its competitors on the basis of, among other things: (i) delivery of pure solvent on demand without frequent solvent replacement; (ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws; (iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and (vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

STRATEGY

     The Company's strategy is to continue its focus on the manufacture, marketing and sale of its SystemOne(R) Washer. The Company believes that its products will achieve significant market penetration because of the technological, economic and environmental advantages of the Company's products over competitive equipment.

     The Company intends to continue its penetration of the industrial parts cleaning market through its own direct marketing and distribution efforts. As of the end of 1999, the Company had a total of 61 distribution centers employing 85 service technicians and approximately 100 salesmen throughout the continental United States. The Company has direct distribution capabilities in every major metropolitan market across the country enabling the Company to pursue prime national accounts as well as municipal, military and local accounts in all of the Company's target markets including automotive, aviation, marine, heavy equipment, fleet maintenance and mass transit.

     The Company intends to capitalize on the opportunities it has identified for the sale of its industrial parts washers. Additionally, the Company is continuing its research and development programs and efforts and intends to develop multiple product lines that utilize its resource recovery and waste minimization technologies and to expand its sales of all product lines in new markets. In particular, the Company intends to focus on the following initiatives:

          - Accelerate Product Sales Through Direct Marketing and Strategic Distribution Alliances. The Company intends to continue the penetration of the industrial parts cleaning market through its own direct marketing and distribution efforts, as well as through strategic distribution alliances. The Company believes it can maximize market share through aggressive factory direct distribution and pricing, coupled with the resources of strategic partners.

          - Broaden its Product Offerings. The Company intends to implement full service rental programs in direct competition with current industry practice, thereby offering customers a choice of operating expense or capital investment.

          - Commercialize Additional Parts Washing Equipment. The Company expects to broaden its industrial parts cleaning product line with; immersion washers, which clean complex parts; power spray washers, which accommodate large or bulky parts; and spray gun washers, for use in paint thinner recovery. The Company has obtained patent protection and developed prototypes and commenced limited sales of each of these products.

          - Expand Product Line. Through its ongoing research and development initiatives, the Company has identified a number of potential applications of its core technologies, including commercial applications in the printing and dry cleaning industries, water purification, medical waste treatment, and consumer applications. The Company believes that these applications could be developed without significant additional research expense through the utilization of the Company's initial research that resulted in the commercialization of the SystemOne(R) Washer.

          - Expand to International Markets. The Company believes that significant opportunities exist for international sales of the SystemOne(R) product line. The Company intends to explore distribution arrangements in other markets through licensing, strategic alliances and/or joint ventures.

PRODUCTS

     The Company's product line includes the following self-contained recycling industrial cleaning equipment, all of which incorporate proprietary waste minimization technology with respect to which the Company has obtained patent protection. The Company expects that all the products listed below will be available for commercial exploitation at various times prior to December 31, 2000. All of the Company's products utilize technology that (i) provides continuously recycled cleaning solution during the cleaning process, (ii) eliminates the necessity for continual replacement and disposal of contaminated cleaning solution and (iii) facilitates practical and cost effective compliance with demanding environmental laws and regulations.

          SystemOne(R) General Parts Washer, is the first of the Company's products to be available in commercial quantities. During 1999 the Company sold approximately 6,700 SystemOne(R) units through its direct distribution infrastructure. The SystemOne(R) Washer provides users with pure mineral spirit solvent "on demand" for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the SystemOne(R) Washer. This process allows the solvent to be perpetually used and reused without the need for off-site processing, minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent. The markets for SystemOne(R) General Parts Washers are automotive, aviation and maritime service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning.

          SystemOne(R) Brake Washer, currently manufactured and marketed on a full-scale basis, is a mobile telescoping mini-parts washer designed specifically for the automotive brake industry to meet Occupational Safety and Health Act standards for the containment of airborne asbestos particles during automobile brake repair operations. As an auxiliary unit to the SystemOne(R) Washer, the SystemOne(R) Brake Washer may be placed directly under the automobile being serviced and provides clean solvent on demand to the user by utilizing the SystemOne(R) Washer to distill the contaminated solvents. During 1999, the Company sold approximately 700 SystemOne(R) Brake Washers through its direct distribution infrastructure.

          SystemOne(R) Spray Gun Washer, commercially introduced in the fourth quarter of 1999, incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target market for spray gun washers consists of automotive, aviation and marine paint shops and all general manufacturing operations that maintain painting operations. The Company anticipates that the auto paint industry will represent a substantial market. The SystemOne(R) Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint industry.

          SystemOne(R) Multiprocess Power Spray Washer, is currently manufactured and being test marketed on a limited basis. The Power Spray Washer integrates three processes in one self-contained machine; a power spray wash process, a recycling/reclamation process and a thermal oxidation process. The Power Spray Washer is able to accommodate large and bulky parts or units that are too large for the SystemOne(R) Washers. The target market for power spray washers consists of automotive, aviation and marine maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

          SystemOne(R) Immersion Washer, scheduled for commercial introduction in 2000, integrates an immersion wash process and a recycling/reclamation process in one self-contained machine. The MultiProcess Immersion Washer is designed to clean complex parts containing substantial integral and highly inaccessible passages requiring a total immersion washing. The primary target market for immersion washers consists of automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

MANUFACTURING AND SUPPLY OF RAW MATERIALS

     The Company leases a 75,000 square foot facility located in Miami, Florida which serves as the Company's primary offices, manufacturing and research facility. All of the Company's manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne(R) Washers at this facility is approximately 25,000 units. The Company believes that these facilities will adequately meet the Company's manufacturing needs through the year 2000. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities.

     The SystemOne(R) Washers is an assembly of raw materials and components all of which the Company believes are readily obtainable in the United States. The Company does not believe that it is dependent upon any of its current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne(R) Washers. The Company currently procures raw materials and components for its SystemOne(R) Washers from approximately 40 sources.

MARKETING, SALES AND CUSTOMER SERVICE

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

     In an effort to enhance long-term profitability and preserve strategic opportunities, in November 1997, the Company announced plans to develop a direct marketing and distribution organization for its SystemOne(R) product line. Since this announcement, the Company has opened a total of 61 distribution centers, employing 85 service technicians and approximately 100 salesmen throughout the continental United States. The Company believes that it now has direct distribution capabilities in every major metropolitan market across the country enabling the Company to pursue prime national accounts as well as municipal, military and local accounts in all of the Company's target markets including automotive, aviation, marine, heavy equipment, fleet maintenance and mass transit. During the year ended December 31, 1999, the Company sold approximately 7,400 SystemOne Washers(R), all of which were sold through the Company's direct distribution infrastructure. Although the Company expects that the investment in its direct distribution infrastructure will result in a long-term operating strategy that maximizes market share through aggressive factory direct distribution and pricing, no assurances can be given that the Company's direct marketing and distribution capabilities will be successful.

     The Company intends to continue to generate consumer awareness of its SystemOne(R) Washers through the efforts of its internal marketing programs, general advertisements in trade publications, and participation in trade conventions.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company has been awarded ten United States patents for its product line including its SystemOne(R) General Parts Washer (four patents), Power Spray Washer, Spray Gun Washer, Immersion Washer, Floor Washer, MiniDisposer (thermal oxidizer) and Vapor Recovery System. The Company intends to apply for additional patents as appropriate. The Company's patents have terms commencing September 1994 and continue through September 2014. The Company currently has four additional patents pending relating to vapor recovery systems, machinery and processes using SystemOne(R) technology. The Company also holds patents in Mexico and Japan relating to its SystemOne(R) trademark/technology and has applied for similar patents in Canada and Europe.

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

DIRECT SALES FINANCING

     The Company makes its SystemOne(R) Washers available to its customers through a third party leasing program. The Company is party to an agreement (the "Product Financing Agreement") with SierraCities.com ("SierraCities.com"), formerly known as First Sierra, pursuant to which SierraCities.com provides third party leasing services. Pursuant to the Product Financing Agreement, the Company provides SierraCities.com with certain information, including credit information, with respect to each proposed lessee. SierraCities.com may reject a lease application if, in its sole discretion, the proposed transaction does not comply with SierraCities.com's then applicable financing criteria. If SierraCities.com elects to provide lease financing, SierraCities.com purchases the SystemOne(R) Washers in the manner and for an amount agreed to by the Company and, upon SierraCities.com's receipt of required documentation, leases the unit to the Company's customer.

     Under the Product Financing Agreement, the Company has agreed, for a fee, to utilize a reasonable and non-discriminatory approach to assist SierraCities.com in reselling any SystemOne(R) Washers it receives as a result of the customer's failure to discharge its payment obligations. SierraCities.com does not have recourse against the Company for a customer's failure to discharge its obligations to SierraCities.com unless the Company has breached certain representations and warranties made by the Company to SierraCities.com. in connection with the sale of SystemOne(R) Washers.

     The Product Financing Agreement has a term of one year. Unless the agreement is terminated in accordance with its terms, the term of the agreement automatically renews for successive one-year terms. Under the Product Financing Agreement, either the Company or SierraCities.com may terminate the agreement with or without cause upon 60 days prior written notice, without affecting the rights and obligations of either party with respect to previous sales. Although the Company believes there are alternative sources of financing, any termination of this agreement would adversely affect the Company's financial condition and business operations.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1999 and 1998, the Company expended $427,666 and $303,062, respectively, in connection with research and development activities.

     The Company plans to continue to focus significant resources on the development of additional products utilizing the Company's core recycling technologies. The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and progress and the Company will seek to retain what it perceives as its technological superiority over competitors' products. In this regard, the Company intends to continue to seek means of refining and improving its SystemOne(R) Washers. In order to keep pace with the rate of technological change, the Company also intends to devote considerable resources in time, personnel and funds on research and development for future products. The Company recognizes that many of its competitors have far greater financial and personnel resources than the Company which may be devoted to research and development and there can be no assurance that the Company will maintain a technological advantage over its competitors. Additionally, although there can be no assurance that the Company will develop new products capable of commercialization, the Company intends to continue its programs to develop new products, some of which may utilize the Company's patented products and processes.

GOVERNMENT REGULATION

     The Company believes that federal and state laws and regulations have been instrumental in shaping the industrial parts washing industry. Federal and state regulations dictate and restrict to varying degrees what types of cleaning solvents may be utilized, how a solvent may be stored, and the manner in which contaminated solvents may be generated, handled, transported, recycled and disposed of.

     Although the federal and state laws and regulations discussed below regulate the behavior of the Company's customers, and not the Company, the Company believes that customer demand for its SystemOne(R) Washers is partially a function of the legal environment in which the Company's customers conduct business. The Company's SystemOne(R) Washers were designed to help minimize the cost of complying with existing federal and state environmental laws and regulations. Any changes, relaxation or repeal of the federal or state laws and regulations which have shaped the parts washing industry may significantly affect demand for the Company's products and the Company's competitive position.

     Regulation of Handling and Use of Solvents. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in industrial parts washers. The Company intends to use mineral spirits with a minimum of 140 degrees Fahrenheit ignitable limits in its SystemOne(R) Washers. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended (the "RCRA"), and the regulations of that statute adopted by the United States Environmental Protection Agency (the "EPA"). Certain machines sold by the Company's competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne(R) Washers provide a significant economic benefit to the Company's customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste.

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

     Regulation of Generation, Transportation, Treatment, Storage and Disposal of Contaminated Solvents. The generation, transportation, treatment, storage and disposal of contaminated solvents is regulated by the federal and state governments. At the federal level, the RCRA authorized the EPA to develop specific rules and regulations governing the generation, transportation, treatment, storage and disposal of hazardous solvent wastes as defined by the EPA. The EPA's definition of hazardous waste appears under Chapter 40 CFR Part
261. The Company believes that none of the solvent recycled in SystemOne(R) Washers used in accordance with its intended purpose and instructions is subject to regulation as a "hazardous waste." In contrast, the Company believes that the mixture of solvent and contaminants which is periodically recovered from the machines of many of its competitors is subject to regulation as "hazardous waste."

     The Company believes that the ability to manage its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target customers currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil would enable the Company's customers to: (i) dispose of or recycle the residue at no significant additional cost; and (ii) avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system. Even if the residue by-product was required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne(R) Washers effect a substantial reduction in the volume of waste product requiring disposal would still serve to significantly minimize disposal costs.

PRODUCT LIABILITY AND INSURANCE

     The Company is subject to potential product liability risks through the use of its industrial parts cleaning machines. The Company has implemented strict quality control measures and currently maintains adequate product liability insurance with respect to such potential liabilities.

EMPLOYEES

     At December 31, 1999, the Company had 305 employees, of which 4 were in corporate management, 5 were in research and development, 104 were in sales and marketing, 67 were in manufacturing, 32 were in administration and 93 were in field support.

ITEM 2.  PROPERTIES.

     The Company maintains its corporate headquarters and its manufacturing and research and development facilities in a 75,000 square foot building located in Miami, Florida. The initial term of the lease for this facility expires September 30, 2002. This lease provides for a renewal term of five years and is exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are approximately $550,000, subject to an annual 4.5% increase, which amount does not include the Company's obligation to pay all utilities charges and the proportionate share of the facilities maintenance and operating expenses. The Company has the right to cancel this lease upon three months prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities. Pursuant to this right of first refusal, the landlord is required to provide the Company with written notice of any adjacent space which becomes vacant during the initial or extended term of the lease.

     To date, the Company has opened 61 service centers in support of its direct marketing and distribution efforts. These support centers, which are typically leased on an annual basis, average approximately 1,500 square feet and require average annual rental payments of approximately $15,000.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1999.

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

                                               HIGH BID PRICE    LOW BID PRICE
                                               --------------    -------------
1999
Fourth Quarter...............................     $ 9.000           $ 4.125
Third Quarter................................     $12.250           $ 6.000
Second Quarter...............................     $11.625           $ 6.750
First Quarter................................     $12.625           $ 6.750

1998
Fourth Quarter...............................     $15.750           $ 8.500
Third Quarter................................     $16.625           $10.125
Second Quarter...............................     $20.000           $14.000
First Quarter................................     $22.000           $14.500

     The Company has been notified by Nasdaq that it has not from time to time met the continued listing requirements of Nasdaq. Any prolonged failure by the Company to satisfy these requirements, or others, could cause a delisting of the Company's Common Stock, which would adversely affect the liquidity of the Common Stock.

     As of March 29, 2000, there were 43 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 23, 2000, the closing bid price of the Common Stock was $5.625 per share.

     To date, the Company has not declared or paid any dividends on its Common Stock. Pursuant to the terms of the Company's outstanding Convertible Subordinated Notes, the Company may not declare or pay any dividends on its Common Stock or make any other distributions, except dividends or distributions payable in equity securities. The payment of dividends on its Common Stock, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, contractual restrictions and other relevant factors. The payment of dividends on the Common Stock is also limited by the terms of the outstanding shares of the Series B and Series C Preferred Stock. At December 31, 1999, 2,585 shares of Series B Preferred Stock with a liquidation value of $258,536, and 1,947 shares of Series C Preferred Stock, with a liquidation value of $194,839, had been issued as payment-in-kind dividends on the outstanding shares of such preferred stock. The Board does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain future earnings, if any, for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report.

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

GENERAL

     The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company began to generate significant revenues from product sales in 1997 and since its inception has only had one quarter of profitability. Inasmuch as the Company's operating expenses have increased significantly in connection with the Company's rapid expansion, development of a direct marketing and distribution organization, including establishment of additional regional distribution centers and a service fleet, development of new products through the application of the Company's core technologies and the purchase of raw materials, the Company anticipates that negative operating cash flow will continue until such time, if ever, as the Company is able to generate sufficient revenues to offset its operating costs and the costs of continued expansion and development.

     Under the Company's Product Financing Arrangement, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company to the customer and the customer accepts such equipment. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The Company sold approximately 7,400 SystemOne(R)units during 1999, an increase of 4,600 units, or 164.3%, compared to approximately 2,800 units in 1998. During 1999, all units were sold through the Company's direct distribution infrastructure, compared to 2,300 units in 1998. Sales revenues increased by $11,265,369, or 148.9%, to $18,833,325 for the year ended December 31, 1999 from
$7,567,956 for 1998. For the current year, gross profit increased by $7,379,700, or 242.3%, to $10,425,029 from $3,045,329 for the year ended December 31, 1998.
The increase in sales revenues and gross profit for the current year is attributable to an increase in sales of the Company's SystemOne(R) line of parts washers through its factory direct distribution infrastructure. As a percentage of sales, gross profit represented 55.4% and 40.2% for the year ended December 31, 1999 and 1998, respectively. The increase in gross profit as a percentage of sales for the year ended December 31, 1999 is primarily the result of an increase in average sales price per unit of the SystemOne(R) General Parts Washer and reduced per unit manufacturing costs achieved through greater absorption of fixed costs in production and design and engineering improvements made to the product. The Company intends to continue to seek improvements in its manufacturing processes.

     Selling, general and administrative expenses during 1999 were $23,956,902, an increase of $9,202,988, or 62.4%, compared to selling, general and administrative expenses of $14,753,914, during 1998. The increase in selling, general and administrative expenses for the current year was primarily the result of increased selling expenses related to the Company's increased sales through its direct distribution infrastructure. However, as a percentage of sales revenues, selling, general and administrative expenses were 127.2% in 1999 compared to 195.0% in 1998.

     During 1999, the Company's research and development expenses increased by $124,604, or 41.1%, from $303,062 during 1998 to $427,666 in 1999. The increase was primarily the result of increased basic and applied research on the development of the SystemOne(R) Spray Gun Washer in the fourth quarter of 1999.

     The Company recognized net interest expense of $1,878,452 during 1999, compared to net interest income of $1,034,288 during 1998. The increase in net interest expense was primarily the result of accrued interest on the Company's $17.0 million of Subordinated Convertible Notes and a decrease in interest income on a reduction in available cash balances.

     As a result of the foregoing, the Company incurred a net loss of $15,837,991 for 1999, an increase of $2,792,056 from the net loss of $13,045,935 in 1998. The Company's basic and diluted net loss to common shares increased $3,245,431 to $16,291,366, or a loss per common share of $3.54, for 1999 compared to a net loss to common shares of $13,045,935, or loss per common share of $2.84, in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for year ended December 31, 1999 decreased by $1,209,940 to $13,601,227, compared to net cash used in operating activities of $14,811,167 for the prior year. The decrease is primarily attributable to: (i) a decrease of $722,340 in accounts receivable, (ii) a decrease of $1,568,124 in inventory, (iii) a decrease of $1,633,801 in other assets, primarily attributable to $1,394,325 of issue costs incurred in 1998 relating to the Company's issuance of its subordinated convertible debentures, and (iv) a decrease of $299,160 in accounts payable and accrued expenses. Such decreases were partially offset by an increase of $2,792,056 in the Company's net loss to $15,837,991 for the current year, compared to a net loss of $13,045,935 for the prior year, and an increase of $346,133 for the current year in in-kind interest payments on the Company's outstanding subordinated convertible debentures.

     Net cash used in investing activities for the year ended December 31, 1999 was $383,134, a decrease of $671,795, compared to $1,054,929 used during the prior year. This decrease was a result of decreased purchases of machinery and equipment during the year ended December 31, 1999.

     Net cash provided from financing activities for the year ended December 31, 1999 decreased by $5,124,436 to $11,697,543, from net cash provided from financing activities of $16,821,979 for the year ended December 31, 1998. The decrease is primarily attributable to aggregate proceeds of $10,999,983 from the issuance of convertible preferred stock and $956,893 drawn on the Company's revolving line of credit in the current year, compared to proceeds of $17,000,000 from the issuance of subordinated convertible notes in the prior year.

     At December 31, 1999, the Company had net working capital of $4,049,833 and cash and cash equivalents totaling $912,237, compared to net working capital of $7,062,859 and cash and cash equivalents of $3,199,055 at December 31, 1998.

     On August 24, 1999, the Company consummated the sale of an aggregate of 69,000 shares of newly created Series C Preferred Stock generating gross proceeds of $6,900,000. Pursuant to the terms of the Certificate of Designation related to the Series C Preferred Stock adopted by the Company, the Company designated an aggregate of 150,000 shares of Series C Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Series C Certificate of Designation, the dividend rate payable on the outstanding shares of Series C Preferred Stock is 8.00% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series C Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series C Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid through the issuance of additional shares of the Series C Preferred Stock, cash legally available for payment of dividends, or any combination of Series C Preferred Stock and cash. At December 31, 1999, an additional 1,947 shares of Series C Preferred Stock, with a liquidation value of $194,839, had been issued as dividends on the outstanding shares of such preferred stock. The proceeds from the sale of shares of Series C Preferred Stock have been used for working capital and general corporate purposes.

     On May 18, 1999, the Company sold an aggregate of 50,500 shares of newly created Series B Preferred Stock for an aggregate purchase price of $5,050,000. Pursuant to the terms of the Certificate of Designation adopted by the Company related to the Series B Preferred Stock, the Company designated an aggregate of 150,000 shares of Series B Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Series B Certificate, the dividend rate payable on the outstanding shares of Series B Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series B Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on Series B Preferred Stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series B Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid through the issuance of additional shares of the Series B Preferred Stock, cash legally available for payment of dividends, or any combination of Series B Preferred Stock and cash. At December 31, 1999, an additional 2,585 shares of Series B Preferred Stock, having a liquidation value of $258,536, had been issued as dividends on the outstanding shares of such preferred stock. The proceeds from the sale of shares of Series B Preferred Stock were used for working capital and general corporate purposes.

     On May 17, 1999, the Company, together with its wholly-owned subsidiary SystemOne(R) Technologies Inc. (collectively, the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Capital Business Credit (the "Lender"), a division of Capital Factors, Inc., which provides the Borrowers with a $1.5 million revolving line of credit (the "Revolver"). The Loan Agreement has an initial term of one year, which term shall automatically be renewed for successive one-year periods unless earlier terminated by either of the parties in accordance with the terms thereof. In connection with the Loan Agreement, the Borrowers granted the Lender a security interest in, among other things, their accounts receivable. Pursuant to the Loan Agreement as amended, the Borrowers may borrow from time to time up to 85% of their net eligible accounts receivable and 50% of eligible finished goods inventory, not to exceed the maximum amount available under the Revolver. Amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. During the term of the Loan Agreement, the Borrowers are required to pay the Lender an annual facility fee of $7,500 and a loan administration fee of $1,000 per month. Principal payable on account of advances is payable by the Borrowers upon receipt by Lender or Borrower of any proceeds of any of the collateral. Interest accrued on amounts advanced is due and payable on the first calendar day of each month (for the immediately preceding month). As of December 31, 1999, amounts advanced under the Revolver, including accrued interest, totaled $956,893. At the end of 1999, the Company was in breach of a financial covenant of the loan agreement that stipulates the Company's net loss for the year ended December 31, 1999 shall not exceed $11,000,000. The Company is currently in the process of obtaining a waiver for such covenant. Amounts available under the revolving line of credit have been used for working capital and general corporate purposes.

     In February 1998, the Company consummated the Private Placement of Subordinated Convertible Notes generating net proceeds approximately $15.7 million. Interest on the Notes is payable semi-annually, at the election of the Company, either in cash or through the issuance of additional Notes. To date, all such interest payments, totaling $2,845,241 have been made by the Company through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of Common Stock at a Conversion Price of $17.00 per share. The Company may redeem the Notes after February, 2001, under certain circumstances. The net proceeds of the Private Placement were used by the Company to expand manufacturing operations, accelerate the development of its direct marketing and distribution organization, and for working capital and general corporate purposes.

     During 1999 the Company's primary sources of working capital have been the net proceeds from sales of the Company's securities in May and August 1999, respectively, the Company's lease financing arrangement with SierraCities.com, the revolving line of credit and direct sales to customers. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

     The Company's material financial commitments relate principally to its obligations to make lease payments pursuant to certain real property and equipment leases (currently approximately $184,000 per month), installment payments for manufacturing equipment (currently approximately $33,000 per month), payment-in-kind interest payments on the Company's Subordinated Convertible Notes (currently approximately $148,000 per month), and payment-in-kind dividends on the Company's Series B and Series C Convertible Preferred Stock (approximately $81,000 per month).

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

     The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its direct national marketing and distribution organization, and has a net capital deficiency. As of December 31, 1999, the Company's accumulated deficit totaled $35,256,091. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions. The Company is currently seeking additional sources of financing, which will supplement the Company's revenues from operations, to satisfy its cash requirements over the next 12 months. Given the Company's recurring losses and need for additional financing, the Company's auditors have inserted an explanatory paragraph in their opinion relating to the Company's audited consolidated financial statements for the years ended December 31, 1999 and 1998 and raising concern about the Company's ability to continue as a going concern. Although the Company believes that it will be able to secure additional financing in the near future, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to curtail or cease its operations.

YEAR 2000

     The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions or operations, including, among other things, a temporary inability to process transactions, or engage in normal business activities. As of the date of this report, the Company has not experienced any immediate adverse impact on its operations for the transition to the Year 2000. There can be no assurances that the Company's operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of its suppliers and customers. However, the Company does not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on its operations.

NEW ACCOUNTING STANDARDS

     In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, during the three months ending March 31, 2001 and anticipates that there will be no material impact to the Company's financial statements and notes thereto.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company required by Form 10-KSB are attached hereto following Part III of this report commencing on page F-1.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

EXHIBIT                            DESCRIPTION
-------                            -----------
 3.1       Amended and Restated Articles of Incorporation of
           Registrant(1)
 3.2       Bylaws of Registrant, as amended(1)
 4.1       Certificate for Shares of Common Stock, par value $.001(1)
 4.2       Representatives' Warrant Agreement between the Registrant
           and the Underwriter(1)
 4.3       Certificate of Designation of Series B Convertible Preferred
           Stock dated as of May 13, 1999(2)
 4.4       Certificate of Designation of Series C Convertible Preferred
           Stock dated as of August 24, 1999(3)
10.1       Registrant's Executive Incentive Plan(1)
10.2       Master Lease and Distribution Agreement, effective August 1,
           1996, among the Registrant, The Valvoline Company and First
           Recovery(1)
10.3       Form of Indemnification Agreement between the Registrant and each of its director and executive officers(1)
10.4       Employment Agreement between Pierre G. Mansur and the
           Registrant dated September 1, 1995(1)
10.5       Employment Agreement between Paul I. Mansur and the
           Registrant dated September 1, 1995(1)
10.6       Employment Agreement between the Company and Charles W.
           Profilet, dated as of November 27, 1995(1)

EXHIBIT                            DESCRIPTION
-------                            -----------
10.7       Vendor Lease Plan Agreement between the Registrant and
           Oakmont Financial Services, dated as of May 28, 1996(1)
10.8       A Manufacture Agreement between the Registrant and EMJAC
           Industries, Inc., dated as of May 7, 1996(1)
10.9       Lease Agreement, dated October 29, 1994, between Registrant and Marvin L. Duncan(1)
10.10      Security Agreement between the Registrant and The CIT
           Group/Equipment Financing, Inc. for one (1) TRUMPF TC 200
           CNC Punching Machine, Serial No. 070080 with tolling
           package, dated as of October 5, 1995(1)
10.11      Term Life Insurance Policy for Pierce G. Mansur with the
           Equitable Life Assurance Society of the United States, dated as of November 9, 1994(1)
10.12      Term Life Insurance Policy for Paul I. Mansur with the
           Equitable Life Assurance Society of the United States, dated as of May 24, 1996(1)
10.13      United States Patent No. 5,277,208 for Multi-Process Power
           Spray Washer Apparatus dated January 11, 1994(1)
10.14      United States Patent No. 5,349,974 for SystemOne(TM) Washer
           dated September 27, 1994(1)
10.15      United States Patent Application No. 08/394,290 for Improved
           SystemOne(TM) Washer allowed April 2, 1996(1)
10.16      United States Patent No. 5,388,601 for Spray Gun Washer
           dated February 14, 1995(1)
10.17      United States Patent No. 5,518,013 for Immersion Washer
           dated May 21, 1996(1)
10.18      United States Patent Applications No. 08/364,785 for
           apparatus for disposal of refuse by thermal oxidation
           allowed June 26, 1996(1)
10.19      Short Term Note, dated as of September 9, 1996, between
           Maria G. Jackson and the Registrant in the principal amount of $100,000(1)
10.20      Short Term Note, dated as of September 9, 1996, between
           First Malro and the Registrant in the principal amount of
           $250,000(1)
10.21      Short Term Note, dated as of September 9, 1996, between
           Martin E. Samy and the Registrant in the principal amount of
           $50,000(1)
10.22      Short Term Note, dated as of September 9, 1996, between
           Crestwell Corporation and the Registrant in the principal
           amount of $100,000(1)
10.23      Employment Agreement, dated as of July 31, 1996, between
           Richard P. Smith and the Registrant(1)
10.24      Lease, dated as of September 1, 1996 between Y.F.G., Inc.
           and the Registrant(1)
10.25      Lease, dated as of September 15, 1996 between Business
           Enterprises of Pinellas Limited and the Registrant(1)
10.26      United States Patent No. 5,549,128 for improved general
           parts washer dated August 27, 1996(1)
10.27      United States Patent No. 5,579,704 for apparatus for
           disposing of refuse by thermal oxidation dated December 31,
           1996 (1)
10.28      United States Patent Application for floor washing apparatus dated December 3, 1996(1)
10.29      United States Patent Application for system and method of
           vapor recovery in industrial washing equipment dated
           December 19, 1996(1)
10.30      United States Patent Application for a process for
           integrated recycling of cleaning solution in industrial
           washing equipment dated February 26, 1997(1).

EXHIBIT                            DESCRIPTION
-------                            -----------
10.31      Commission Sales Representative Agreement, dated January 16,
           1997, among the Valvoline Oil Company, Ecogard, Inc. and the
           Registrant(4)
10.32      United States Patent Officer Notice of Allowance(5)
10.33      Intertek Testing Services Listing, Labeling, and Follow-up
           Service Agreement(4)
10.34      United States Patent Office Notice of Allowance(6)
10.35      Factoring Agreement between the Registrant and Capital
           Factors, Inc. ("Capital") dated November 26, 1997(7)
10.36      Security Agreement Supplement between the Registrant and
           Capital(7)
10.37      License Agreement between the Registrant and Capital dated
           November 26, 1997(7)
10.38      Purchase and Distribution Agreement between First Recovery and SystemOne Technologies, Inc.(7)
10.39      Vendor Lease Plan Agreement between the Registrant and First
           Sierra Financial Financial Services, dated as of November
           15, 1998
23.1       Consent of KPMG LLP.
27.1       Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (No. 333-08657).
(2) Incorporated by reference to exhibit 4.1 of the Company's Current Report on Form 8-K dated May 17, 1999.
(3) Incorporated by reference to exhibit 4.1 of the Company's Current Report on Form 8-K dated August 13, 1999.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 1997.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1997.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1997.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the Yearly Period Ended December 31, 1997.

     (b) REPORTS OF FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

                                          MANSUR INDUSTRIES INC.

                                          By: /s/ PAUL I. MANSUR
                                            ------------------------------------
                                            Paul I. Mansur
                                            Chief Executive Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ PIERRE G. MANSUR                   Chairman of the Board and        March 30, 2000
-----------------------------------------------------  President; Director
                  Pierre G. Mansur

                 /s/ PAUL I. MANSUR                    Chief Executive Officer;         March 30, 2000
-----------------------------------------------------  Principal Executive Officer;
                   Paul I. Mansur                      Director

                /s/ RICHARD P. SMITH                   Chief Financial Officer;         March 30, 2000
-----------------------------------------------------  Principal Financial Accounting
                  Richard P. Smith                     Officer

                 /s/ RONALD J. KORN                    Director                         March 30, 2000
-----------------------------------------------------
                   Ronald J. Korn

                 /s/ DR. JAN HEDBERG                   Director                         March 30, 2000
-----------------------------------------------------
                   Dr. Jan Hedberg

                 /s/ JOSEPH E. JACK                    Director                         March 30, 2000
-----------------------------------------------------
                   Joseph E. Jack

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999
  and 1998..................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mansur Industries Inc. and subsidiary

     We have audited the accompanying consolidated balance sheets of Mansur Industries Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mansur Industries Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in the establishment of its direct national marketing and distribution organization and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, including additional financing to address these matters, are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Miami, Florida
February 16, 2000

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents..............................  $    912,237   $  3,199,055
     Accounts receivable, net...............................     2,748,383      2,255,054
     Inventory, net.........................................     4,961,991      4,077,148
     Other assets...........................................       584,461        368,492
                                                              ------------   ------------
          Total current assets..............................     9,207,072      9,899,749
     Property and equipment, net............................     2,866,114      2,908,736
     Other assets...........................................       906,400      1,398,193
                                                              ------------   ------------
          Total assets......................................  $ 12,979,586   $ 14,206,678
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses..................     3,721,296      2,389,664
     Deferred revenue.......................................       159,826        173,788
     Line of credit.........................................       956,893             --
     Current installments of obligations under capital
      leases................................................       319,224        273,438
                                                              ------------   ------------
          Total current liabilities.........................     5,157,239      2,836,890
  Long-term debt and obligations under capital leases,
     excluding current installments.........................    18,262,362     19,214,054
                                                              ------------   ------------
          Total liabilities.................................    23,419,601     22,050,944
                                                              ------------   ------------
Stockholders' deficit:
     Convertible preferred stock, Series B. $1.00 par value.
      Authorized 150,000 shares, issued and outstanding
      53,085 for 1999.......................................        53,085             --
     Convertible preferred stock, Series C. $1.00 par value.
      Authorized 150,000 shares, issued and outstanding
      70,947 for 1999.......................................        70,947             --
     Common stock, $0.001 par value. Authorized 25,000,000
      shares, issued and outstanding 4,742,923 and 4,601,309
      in 1999 and 1998......................................         4,743          4,601
     Additional paid-in capital.............................    24,687,301     11,115,858
     Accumulated deficit....................................   (35,256,091)   (18,964,725)
                                                              ------------   ------------
          Total stockholders' deficit.......................   (10,440,015)    (7,844,266)
                                                              ------------   ------------
          Total liabilities and stockholders' deficit.......  $ 12,979,586   $ 14,206,678
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
Revenue.....................................................  $ 18,833,325   $  7,567,956
Costs of goods sold.........................................    (8,408,296)    (4,522,627)
                                                              ------------   ------------
       Gross profit.........................................    10,425,029      3,045,329
                                                              ------------   ------------
Operating expenses:
     Selling, general and administrative....................    23,956,902     14,753,914
     Research and development...............................       427,666        303,062
                                                              ------------   ------------
       Total operating expenses.............................    24,384,568     15,056,976
                                                              ------------   ------------
       Loss from operations.................................   (13,959,539)   (12,011,647)
Interest expense............................................    (1,967,830)    (1,548,554)
Interest income.............................................        89,378        514,266
                                                              ------------   ------------
       Net loss.............................................   (15,837,991)   (13,045,935)
Dividends on convertible preferred stock....................       453,375             --
                                                              ------------   ------------
       Net loss to common shares............................   (16,291,366)   (13,045,935)
       Basic and diluted net loss per common share..........  $      (3.54)  $      (2.84)
                                                              ============   ============
Weighted average shares outstanding.........................     4,605,708      4,601,309
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                SERIES B           SERIES C                                                             TOTAL
                             PREFERRD STOCK     PREFERRD STOCK       COMMON STOCK      ADDITIONAL                   STOCKHOLDERS'
                            ----------------   ----------------   ------------------     PAID-IN     ACCUMULATED       EQUITY
                            SHARES     PAR     SHARES     PAR      SHARES      PAR       CAPITAL      (DEFICIT)       (DEFICIT)
                            ------   -------   ------   -------   ---------   ------   -----------   ------------   -------------
Balance, December 31,
  1997....................                                        4,601,309   $4,601   $11,115,858   $ (5,918,790)  $  5,201,669
    Net loss..............                                               --       --            --    (13,045,935)   (13,045,935)
                                                                  ---------   ------   -----------   ------------   ------------
Balance, December 31,
  1998....................                                        4,601,309   $4,601   $11,115,858   $(18,964,725)  $ (7,844,266)
Proceeds from issuance of
  Series B Preferred......  50,500    50,500                                             4,585,140                     4,635,640
Proceeds from issuance of
  Series C Preferred......                     69,000    69,000                          6,295,343                     6,364,343
Shares issued for advisory
  fees for Series B
  Preferred...............                                            6,060        6        43,171                        43,177
Payment-in-kind
  dividends...............   2,585     2,585    1,947     1,947                            448,843       (453,375)            --
Conversion of notes into
  Common Stock............                                          135,554      136     2,198,946                     2,199,082
Net loss..................                                                                            (15,837,991)   (15,837,991)
                            ------   -------   ------   -------   ---------   ------   -----------   ------------   ------------
Balance, December 31,
  1999....................  53,085   $53,085   70,947   $70,947   4,742,923   $4,743   $24,687,301   $(35,256,091)  $(10,440,015)
                            ======   =======   ======   =======   =========   ======   ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(15,837,991)  $(13,045,935)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization........................       699,027        475,097
       Provision for obsolete inventory.....................            --        200,000
       Provision for bad debts..............................        74,000         40,842
       Loss on fixed asset write-offs.......................            --          8,493
       Payment-in-kind of interest on convertible debt......     1,595,687      1,249,554
       Changes in operating assets and liabilities:
          Accounts receivable...............................      (567,329)    (1,289,669)
          Inventory.........................................      (884,843)    (2,452,967)
          Other assets......................................         2,552     (1,631,249)
          Accounts payable and accrued expenses.............     1,331,632      1,630,792
          Deferred revenue..................................       (13,962)         3,875
                                                              ------------   ------------
               Net cash used in operating activities........   (13,601,227)   (14,811,167)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of equipment.....................................      (383,134)    (1,054,929)
                                                              ------------   ------------
               Net cash used in investing activities........      (383,134)    (1,054,929)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of convertible debt................            --     17,000,000
  Proceeds from issuance of convertible preferred stock.....    10,999,983             --
  Proceeds from revolving line of credit....................       956,893             --
  Repayments of capital lease obligations...................      (259,333)      (178,021)
                                                              ------------   ------------
               Net cash provided by financing activities....    11,697,543     16,821,979
                                                              ------------   ------------
               Net increase (decrease) in cash and cash
                  equivalents...............................    (2,286,818)       955,883
Cash and cash equivalents, beginning of year................     3,199,055      2,243,172
                                                              ------------   ------------
Cash and cash equivalents, end of year......................  $    912,237   $  3,199,055
                                                              ============   ============
Supplemental cash flow disclosure:
  Interest paid.............................................  $     98,871   $     74,819
                                                              ============   ============

Supplemental disclosure of noncash financing activities:

     For the years ended December 31, 1999 and 1998, the Company entered into capital lease obligations totaling $8,875 and $758,224, respectively, for the purchase of machinery and equipment.

          See accompanying notes to consolidated financial statements.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(A) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Mansur Industries Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

     Certain 1998 financial statement amounts have been reclassified to conform with 1999 presentation.

(B) OPERATIONS AND LIQUIDITY

     The Company has been primarily engaged in research and development, marketing, and production of its products. The Company's ultimate success is dependent upon future events, including the successful commercialization of the Company's products which includes, among other things, achieving volume levels sufficient to support its sales and service infrastructure.

     As indicated in the accompanying consolidated financial statements as of December 31, 1999 and 1998, the Company's accumulated deficit totaled $35,256,091 and $18,964,725, respectively. In past years, the Company has financed this deficiency primarily through additional debt, private placements of convertible preferred stock, revolving line of credit, and an initial public offering ("IPO") of 1.1 million shares of its common stock.

     In May 1999, the Company sold an aggregate of 50,500 Shares of newly created Series B Preferred Stock generating gross proceeds of $5,050,000 and in August 1999, the Company sold an aggregate of 69,000 Shares of newly created Series C Preferred Stock generating gross proceeds of $6,900,000. In May 1999, the Company also entered into a Loan and Security Agreement with Capital Business Credit , a division of Capital Factors, Inc., which provides the Company with a $1.5 million revolving line of credit. The proceeds of the shares and under the revolving line of credit have been used primarily for research and development activities and working capital and general corporate purposes. In February 1998, the Company issued subordinated convertible notes in the amount of $17,000,000. The proceeds of the subordinated convertible notes were used primarily for the development of manufacturing capacity, research and development activities, development and implementation of direct marketing and distribution capabilities and for working capital and general corporate purposes. The Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in the establishment of its direct national marketing and distribution organization and has a net capital deficiency. The Company is currently seeking additional sources of financing, which will supplement the Company's revenues from operations, to satisfy its cash requirements over the next 12 months. Although the Company believes that it will be able to secure additional financing in the near future, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to curtail or cease its operations. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of additional financing along with available cash flow prove to be insufficient to fund the Company's expansion (due to unanticipated delays, problems, etc.), the Company believes it could restructure its operations to minimize cash expenditures and/or obtain additional financing to support its plan of operations.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

(C) REVENUE RECOGNITION

     Under the Product-Financing Agreement (See Note 8) and for all direct sales by the Company to customers, the Company recognizes revenue from the sale of industrial parts cleaning equipment at the time that the equipment is delivered by the Company to the customer and the customer accepts such equipment.

(D) DEFERRED REVENUE

     Deferred revenue represents extended 2-year warranty contracts purchased by customers and amounts received in advance from customers who have enrolled in the Company's "TotalCare Program", an agreement to provide solvent replenishment and maintenance services for a one-year duration. Revenue related to the extended warranty contracts is deferred and taken into income on a straight-line basis over the period of the contract.

(E) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

(F) ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net consists of the following:

                                                           1999         1998
                                                        ----------   ----------
Trade receivables.....................................  $2,863,225   $2,295,896
Less: allowance for doubtful accounts.................     114,842       40,842
                                                        ----------   ----------
                                                        $2,748,383   $2,255,054
                                                        ==========   ==========

(G) INVENTORY, NET

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Inventory consists of the following at December 31, 1999 and 1998:

                                                           1999         1998
                                                        ----------   ----------
Raw materials.........................................  $1,667,674   $1,705,298
Work in progress and finished goods...................   3,346,422    2,635,588
                                                        ----------   ----------
                                                         5,014,096    4,340,886
Less: allowance for obsolete inventories..............      52,105      263,738
                                                        ----------   ----------
                                                        $4,961,991   $4,077,148
                                                        ==========   ==========

(H) PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments.

     Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Finished goods inventory, used in the Company's pilot rental program as revenue-producing equipment, is being depreciated using the straight-line method over 5 years.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

(I) OTHER ASSETS

     Issue costs associated with the private placement in February 1998 of the Company's 8.25% Subordinated Convertible Notes due 2003 (See Note 5) are being amortized on the effective interest method over the term of the notes. Amortization expense, included in interest expense, charged to operations for the year ended December 31, 1999 was $273,272. In December 1999, certain of the Company's Subordinated Convertible Notes, with a face amount of $2,000,000, were converted into the Company's Common Stock (See Note 7a). As a result of such conversion, unamortized debt issue costs totaling $105,336 were charged to Additional Paid-In Capital. The balance of unamortized debt issue costs at December 31, 1999 was $791,400.

     At December 31, 1999 and 1998, in accordance with terms of one of the capital lease agreements with a finance company for certain machinery and equipment, the Company has $115,000 of restricted cash to be used as additional security for such machinery and equipment.

(J) FINANCIAL INSTRUMENTS

     In assessing the fair value of financial instruments, at December 31, 1999 and 1998, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. The fair value of the Company's long term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. For certain instruments, including cash and cash equivalents, trade accounts receivable, other current assets, other assets, accounts payable and accrued expenses, the carrying amount approximates fair value due to their short maturity.

(K) RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs incurred in connection with engineering activities related to the development of industrial parts cleaning machinery and are expensed as incurred.

(L) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the years ended December 31, 1999 and 1998, a valuation allowance has been recorded resulting from assessment of future taxable income of the Company and the realization of the deferred tax assets.

(M) BASIC AND DILUTED NET LOSS PER SHARE

     For the years ended December 31, 1999 and 1998, basic and diluted net loss per share is computed based on a weighted-average number of common shares outstanding of 4,605,708 and 4,601,309, respectively. Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Securities that could potentially dilute basic earnings per common share (EPS) in the future that were not included in the diluted EPS because their effect on the periods presented was anti-dilutive total 205,300 and 138,562 shares for the years ended December 31, 1999 and 1998, respectively.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

(N) USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(O) PRODUCT WARRANTY OBLIGATIONS AND PRODUCT LIABILITY

     For all sales prior to May 1999, the Company provided a five-year standard warranty on its products, commencing on the date of delivery to the customer. Commencing with sales in May 1999, the Company provides a three-year standard warranty, and, at an additional cost of $240, the customer may purchase an extended two-year warranty contract (Note d). The Company warrants that its products during the warranty period will be free of material defects and, if properly used in accordance with the operator manual, will not generate hazardous waste under current interpretations of applicable federal and state regulations. Estimated future warranty obligations related to units sold are accrued for by charges to operations in the period in which the related revenue is recognized. The accrued warranty obligation as of December 31, 1999 and 1998 was $400,174 and $186,159, respectively.

(2) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net as of December 31, 1999 and 1998 was as follows:

                                              1999         1998      USEFUL LIFE
                                           ----------   ----------   -----------
Furniture and equipment..................  $  672,657   $  558,500     5 years
Machinery and equipment..................   2,640,441    2,048,106    10 years
Leasehold improvements...................     294,825      281,560     5 years
Construction in progress.................     135,548      472,172
                                           ----------   ----------
                                            3,743,471    3,360,338
Less accumulated depreciation............     877,357      451,602
                                           ----------   ----------
                                           $2,866,114   $2,908,736
                                           ==========   ==========

     Included in machinery and equipment is finished goods inventory, totaling $137,375, which is used in the Company's pilot rental program as revenue-producing equipment.

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

     Total rent expense was $2,295,890 and $1,721,502 for the years ended December 31, 1999 and 1998, respectively.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

     The Company is obliged under various capital leases for certain machinery and equipment that expire at various dates during the next five years. At December 31, 1999 and 1998, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                           1999         1998
                                                        ----------   ----------
Machinery and equipment...............................  $1,582,629   $1,573,844
Less accumulated amortization.........................     258,683      164,429
                                                        ----------   ----------
                                                        $1,323,946   $1,409,415
                                                        ==========   ==========

     Amortization of assets held under capital leases is included with depreciation expense.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are:

                                                       CAPITAL      OPERATING
              YEAR ENDING DECEMBER 31,                  LEASES        LEASES
              ------------------------                ----------    ----------
2000................................................  $  391,679    $1,870,949
2001................................................     326,834     1,209,803
2002................................................     314,701       461,972
2003................................................     154,916
                                                      ----------    ----------
          Total minimum lease payments..............  $1,188,130    $3,542,724
                                                                    ==========
Less amount representing interest (at rates
  ranging from 6.35% to 12.5%)......................     147,367
                                                      ----------
Present value of net minimum capital lease
  payments..........................................   1,040,763
Less current installments of obligations under
  capital leases....................................     319,224
                                                      ----------
     Obligations under capital leases,
       excluding current installment................  $  721,539
                                                      ==========

(4) REVOLVING LINE OF CREDIT

     On May 17, 1999, the Company, together with its wholly-owned subsidiary SystemOne(R) Technologies Inc. (collectively, the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Capital Business Credit (the "Lender"), a division of Capital Factors, Inc., which provides the Borrowers with a $1.5 million revolving line of credit (the "Revolver"). The Loan Agreement has an initial term of one year, which term shall automatically be renewed for successive one-year periods unless earlier terminated by either of the parties in accordance with the terms thereof. In connection with the Loan Agreement, the Borrowers granted the Lender a security interest in, among other things, their accounts receivable. Pursuant to the Loan Agreement, the Borrowers may borrow from time to time up to 85% of their net eligible accounts receivable and 50% of eligible finished goods inventory not to exceed the maximum amount available under the Revolver. Amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. During the term of the Loan Agreement, the Borrowers are required to pay the Lender an annual facility fee of $7,500 and a loan administration fee of $1,000 per month. Principal payable on account of advances is payable by the Borrowers upon receipt by Lender or Borrower of any proceeds of any of the collateral. Interest accrued on amounts advanced is due and payable on the first calendar day of each month (for the immediately preceding month). As of December 31, 1999, amounts advanced under the Revolver, including accrued interest, totaled $956,893. At December 31, 1999, the Company was in breach of a financial covenant of the loan agreement that stipulates the Company's net loss for the year ended December 31, 1999 shall not exceed $11,000,000. The Company is currently in the process of obtaining a waiver for such covenant.

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

(5) SUBORDINATED CONVERTIBLE NOTES

     In February 1998, the Company consummated a private placement of an aggregate of $17.0 million in principal amount of the Company's 8.25% Subordinated Convertible Notes due 2003 (the "Notes") generating net proceeds of $15.7 million. Interest on the Notes is payable semi-annually and during the first two years is payable through the Company's issuance of additional Notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional Notes. The Notes are convertible by the holders thereof into shares of the Company's common stock at a conversion price equal to $17.00 per share (the "Conversion Price"). If such Notes are not converted into the Company's common stock or redeemed by the Company, the principal amount of the Notes, together with accrued and unpaid interest, shall be due and payable in cash in February 2003. On December 14, 1999, the holder of an aggregate of $2,304,418 in principal amount and accrued and unpaid interest of the Company's Notes, converted such notes into the Company's Common Stock (See Note 7a). At December 31, 1999, the outstanding balance of the Notes, including accrued and unpaid interest, totaled $17,540,823.

     Under the terms and conditions of such notes, the Company is permitted to incur up to $5,000,000 of total debt (excluding the Notes) at any time.

(6) INCOME TAXES

     There is no current or deferred tax expense for the years ended December 31, 1999 and 1998.

     The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes) for the years ended December 31, 1999 and 1998 as follows:

                                                       1999           1998
                                                    -----------    -----------
Computed "expected" income tax benefit............  $(5,384,917)   $(4,435,618)
State income tax benefit, net of U.S. federal
  income tax benefit..............................     (460,702)      (730,184)
Change in deferred taxes due to difference in
  rates...........................................      (14,540)       142,036
Change in valuation allowance.....................    6,008,340      5,342,858
Effect of change in state valuation allowance.....     (237,332)      (377,446)
Other.............................................       89,151         58,354
                                                    -----------    -----------
Income tax expense................................  $        --    $        --
                                                    ===========    ===========

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

     Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                          1999          1998
                                                       -----------   ----------
Deferred tax assets:
  Net operating loss.................................  $11,944,971   $6,424,036
  Deferred revenue...................................       62,984       70,180
  Warranty...........................................      157,700       75,175
  Start-up costs.....................................      107,464      198,216
  Research and development...........................      534,919      395,854
  Original issue discount............................           --       10,434
  Inventory reserve..................................       20,533      106,503
  Inventory..........................................      613,771      201,910
  Bad debt reserve...................................       42,354       13,518
  Accrued expenses...................................       95,328       75,474
  Patent.............................................      375,936      429,850
                                                       -----------   ----------
          Total gross deferred tax assets............   13,955,960    8,001,150
  Less valuation allowance...........................   13,861,314    7,852,975
                                                       -----------   ----------
  Net deferred tax asset.............................       94,646      148,175
                                                       -----------   ----------
Deferred tax liabilities:
  Debt issue costs...................................        5,193        3,139
  Depreciation.......................................       57,018      145,036
  Original issue discount............................       32,435
                                                       -----------   ----------
          Total gross deferred tax liabilities.......       94,646      148,175
                                                       -----------   ----------
  Deferred tax assets, net...........................           --   $       --
                                                       ===========   ==========

     The valuation allowance for deferred tax assets as of January 1, 1998, was $7,852,975. The change in the total valuation allowance for the year ended December 31, 1999 was an increase of $6,008,339 resulting from assessment of the future taxable income of the Company and the realization of the deferred tax assets.

     At December 31, 1999, the Company had net operating loss carryforwards of $30,598,927 which expire beginning in the year 2007 through 2018.

     In addition, if certain substantial changes in ownership should occur there would be an annual limitation of the amount of tax attribute carryforwards which can be utilized in the future.

(7) STOCKHOLDERS' DEFICIT

(A) COMMON STOCK

     In connection with the initial public offering in October 1996, the Company agreed to sell to the underwriters, for nominal consideration, warrants to purchase from the Company 100,000 shares of common stock at a price of $9.00 per share. The warrants are initially exercisable for a period of four years commencing one year after September 27, 1996. As of December 31, 1999, the underwriters have not exercised their warrants.

     In December 1999, a holder of an aggregate of $2,000,000 in principal amount of the Company's outstanding 8.25% Subordinated Convertible Notes due 2003, converted such notes into the Company's Common Stock, par value $.001 per share, in accordance with the terms thereof. Including accrued and unpaid interest, a total of $2,304,418 was converted into the Company's Common Stock, at a conversion price

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY
of $17.00 per share, resulting in an aggregate of 135,554 shares of Common Stock being issued, and unamortized debt issue costs totaling $105,336 were charged to Additional Paid-In Capital.

(B) CONVERTIBLE PREFERRED STOCK

     On May 18, 1999, the Company sold an aggregate of 50,500 shares (the "Shares") of newly created Series B Convertible Preferred Stock (the "Series B Preferred Stock) generating gross proceeds of $5,050,000. Pursuant to the terms of a Certificate of Designation of Series B Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate became effective immediately prior to this sale, the Company has designated an aggregate of 150,000 shares of Series B Preferred Stock with each share having a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series B Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series B Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series B Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series B Preferred Stock, cash legally available for payment of dividends, or any combination of Series B Preferred Stock and cash. At December 31, 1999, an additional 2,585 shares of Preferred Stock, having a liquidation value of $258,536, had been issued as dividends on Preferred Stock. Each holder of shares of Series B Preferred Stock has the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series B Preferred Stock into shares of the Company's Common Stock at a conversion price of $8.25 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company has the right to redeem the outstanding shares of Series B Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series B Preferred Stock vote together with the holders of the Company's shares of Common Stock, par value $.001 per share, and Series C Preferred Stock ("Series C Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series B Preferred Stock and Series C Convertible Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible.

     On August 24, 1999, the Company sold an aggregate of 69,000 shares (the "Shares") of newly created Series C Convertible Preferred Stock (the "Series C Preferred Stock") generating gross proceeds of $6,900,000. Pursuant to the terms of a Certificate of Designation of Series C Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate became effective immediately prior to this sale, the Company designated an aggregate of 150,000 shares of Series C Preferred Stock with each share having a par value of $1 and a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series C Preferred Stock is 8.00% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series C Preferred Stock and continuing through the second anniversary of the date thereof, all dividends on the outstanding shares of preferred stock shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series C Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series C Preferred Stock, cash legally available for payment of dividends, or any combination of Series C Preferred Stock and cash. At December 31, 1999, an additional 1,947 shares of Series C Preferred Stock, with a liquidation value of $194,839, had been issued as dividends on the outstanding shares of such preferred stock. Each holder of shares of Series C Preferred Stock has the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series C Preferred Stock into shares of the Company's Common Stock at a conversion price of $11.00 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company has the right to redeem the outstanding

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY
shares of Series C Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series C Preferred Stock vote together with the holders of the Company's shares of Common Stock, par value $.001 per share, and Series B Preferred Stock ("Series B Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series C Preferred Stock and Series B Convertible Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible.

(C) STOCK-BASED COMPENSATION

     In 1996, the Company adopted an executive incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. At December 31, 1998, the Plan had authorized grants of options to purchase up to 375,000 shares of authorized but unissued common stock. In 1999, the Plan increased the shares from 375,000 to 475,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have seven-year terms and vest and become exercisable over a three year period from the date of grant.

     At December 31, 1999 and 1998, there were 112,588 and 178,778 additional shares, respectively, available for grant under the Plan. The per share weighted-average fair value on the date of grant of stock options granted during 1999 and 1998 was $7.78 and $10.22, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:
1999-expected dividend yield -0- percent, risk-free interest rate of 6.48 percent, expected life of seven years and a volatility rate of 118.19 percent; 1998-expected dividend yield -0- percent, risk-free interest rate of 5.32 percent, expected life of seven years and a volatility rate of 71.14 percent.

     The Company applies Accounting Principles Board Opinion No. 25 ("Accounting For Stock Issued To Employees") in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 ("Accounting For Stock-Based Compensation"), the Company's net loss to common shares and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below:

                                                       1999            1998
                                                   ------------    ------------
Net loss to common shares.........  As reported    $(16,291,366)   $(13,045,935)
                                                    (16,929,591)    (13,355,467)
                                    Pro forma
Basic and diluted net loss per
  common
share.............................  As reported    $      (3.54)   $      (2.84)
                                                          (3.68)          (2.90)
                                    Pro forma

                     MANSUR INDUSTRIES INC. AND SUBSIDIARY

     Stock-option activity during the periods indicated is as follows:

                                                                            WEIGHTED-
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Balance at December 31, 1997................................   113,180    $        12.59
     Granted................................................    97,042             16.47
     Exercised..............................................        --                --
     Forfeited..............................................   (14,000)            14.01
     Expired................................................        --                --
                                                               -------    --------------
Balance at December 31, 1998................................   196,222    $        15.32
     Granted................................................   216,677              8.81
     Exercised..............................................        --                --
     Forfeited..............................................   (44,487)             9.34
     Expired................................................        --                --
                                                               -------    --------------
Balance at December 31, 1999................................   362,412    $         8.29

     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.50 -- $19.50 and 5.35 years, respectively. At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.50 -- $19.50 and 5.72 years, respectively

     At December 31, 1999 and 1998, the number of options exercisable was 105,300 and 38,562, respectively, and the weighted-average exercise price of those options was $14.21 and $12.52, respectively.

(8) PRODUCT-FINANCING AGREEMENT

     In November 1999, the Company renewed its agreement (the "Product-Financing Agreement") with a leasing company which agrees to purchase machines produced by the Company and subsequently lease these machines to customers on twelve to sixty month terms. The Company will market the machines and provide the leasing company with credit information on potential customers that the leasing company may either accept or reject. The Product-Financing Agreement states that the leasing company does not have recourse against the Company for customer failures to discharge their obligations to the leasing company unless the Company has breached and failed to cure certain warranties.

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

(9) FACTORING AGREEMENT

     On November 26, 1997, the Company entered into a factoring agreement with a third party. This agreement assigned the third party all accounts due from the Company's customers for a period of six months. Such agreement lapsed in June 1998. The balance factored during 1998 was $2,286,225 and borrowings during 1998 totaled $245,519. The Company paid $11,375 in interest and commissions relating to this agreement during 1998.