Form 10KSB/A
period 1999-12-31
MANSUR INDUSTRIES INC
filed 2000-05-01
CIK 934851

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-KSB/A

[ ] FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                               -------------------

                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 28, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $12,901,214, based on a closing price of $4.875 for the Common Stock, par value $.001 per share (the "Common Stock"), as reported on NASDAQ on such date.

     As of April 28, 2000, the number of outstanding shares of Common Stock of the registrant was 4,742,923.

===============================================================================

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                        NAME                           AGE                            POSITION
                        ----                           ---                            --------

  Pierre G. Mansur.............................         48      Chairman of the Board, President and Director

  Paul I. Mansur...............................         49      Chief Executive Officer and Director

  Richard P. Smith.............................         42      Vice President of Finance and Chief Financial Officer

  Dr. Jan Hedberg..............................         52      Director

  Joseph E. Jack...............................         72      Director

  Ronald J. Korn...............................         59      Director

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

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During 1999, the Board of Directors held four meetings. Each Director attended more than 75% of the total number of meetings of the Board of Directors and committees on which he served.

         The Board of Directors has a standing Audit Committee and Compensation Committee. We do not have a nominating or similar committee. Our Board of Directors performs the functions of a nominating or similar committee.

         During 1999, the Audit Committee consisted of Dr. Hedberg and Messrs. Korn and Jack. The Audit Committee held two meetings during 1999. The duties and responsibilities of the Audit Committee include (a) recommending to the Board the appointment of our auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing our significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

         During 1999, the Compensation Committee consisted of Dr. Hedberg and Messers. Korn and Pierre Mansur. The Compensation Committee reviews and approves the compensation of our executive officers and administers our stock option plan.

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

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the aggregate compensation awarded to, earned by or paid to Pierre G. Mansur, our Chairman and President, Paul I. Mansur, our Chief Executive Officer, and Richard P. Smith, our Chief Financial Officer (collectively known as the "named executive officers"). None of our other officers earned compensation in excess of $100,000 during 1999. We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during these three fiscal years.

                                                                                                    LONG TERM
                                                      ANNUAL COMPENSATION                          COMPENSATION
                                    -------------------------------------------------------     ----------------
                                                                                                    SECURITIES
             NAME AND                                                          OTHER ANNUAL         UNDERLYING
        PRINCIPAL POSITION           YEAR         SALARY         BONUS         COMPENSATION        OPTIONS/SARS
        ------------------           ----         ------         -----         ------------        ------------
Pierre G. Mansur............         1999       $ 150,000     $ 150,000        $  8,040(1)            22,115
   Chairman and President            1998       $ 130,000            --        $  8,040(1)             9,231
                                     1997       $ 120,000            --        $  6,605(1)            41,460

Paul I. Mansur..............         1999       $ 150,000            --        $  5,099(1)            22,115
     Chief Executive Officer         1998       $ 130,000            --        $  5,099(1)             9,231
                                     1997       $ 120,000            --        $  5,099(1)            30,438

Richard P. Smith............         1999       $ 125,000            --        $  4,800(1)            13,568
     Vice President and Chief        1998       $ 115,000            --        $  4,800(1)             5,641
     Financial Officer               1997       $ 110,000            --        $  4,800(1)                --


-----------------------
(1)      Automobile allowance paid by the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         We had entered into a two year employment agreement with Pierre Mansur, our Chairman of the Board and President, which agreement terminated in September 1999. Pursuant to the terms of the employment agreement, during the three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing process or knowledge or information with respect to our confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with us or any of our affiliates and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates for three years following such termination.

         We also entered into a two year employment agreement with Paul Mansur, the Company's Chief Executive Officer, which agreement terminated in September 1999. As with Mr. Pierre Mansur's employment agreement, for a period of three years following his termination of employment, Mr. Paul Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing process or knowledge or information with respect to our confidential trade secrets. The employment agreement also provides that Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with us or any of our affiliates and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates during the three years following such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Pierre G. Mansur, our Chairman of the Board and President, participated in deliberations of the Compensation Committee of our Board of Directors concerning executive compensation during 1999. Mr. Mansur was compensated in accordance with his employment agreement, which agreement was approved by our Board of Directors.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The table below sets forth the following information with respect to options granted to the named executive officers during 1999 and the potential realizable value of such option grants:

         o the number of shares of common stock underlying options granted during the year;

         o the percentage that such options represent of all options granted to employees during the year;

         o  the exercise price; and

         o  the expiration date.

                                                                 INDIVIDUAL GRANTS
                                        ---------------------------------------------------------------------
                                                             PERCENT OF
                                           NUMBER OF           TOTAL
                                          SECURITIES        OPTIONS/SARS
                                          UNDERLYING         GRANTED TO
                                         OPTIONS/SARS       EMPLOYEES IN       EXERCISE          EXPIRATION
               NAME                        GRANTED          FISCAL YEAR      PRICE ($/SH)           DATE
------------------------------------     -------------      -------------    ------------        ------------
Pierre G. Mansur................            22,115             10.5%           $8.8125             3/1/06
    Chairman of the Board and
    President

Paul I. Mansur..................            22,115             10.5%           $8.8125             3/1/06
    Chief Executive Officer

Richard P. Smith................            13,568              6.4%           $8.8125             3/1/06
    Vice President and Chief
    Financial Officer

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by our named executive officers as of December 31, 1999. No stock options were exercised by the named executive officers during 1999. No stock appreciation rights have been granted or are outstanding.

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING
                                                     UNEXERCISED OPTIONS AT FY-END      VALUE OF UNEXERCISED IN THE
                               SHARES                     DECEMBER 31, 1999(#)          MONEY OPTIONS AT FY-END(1)
                             ACQUIRED ON    VALUE    -----------------------------     ------------------------------
NAME                         EXERCISE(#)  REALIZED   EXERCISABLE   UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----                         -----------  --------   -----------   -------------       -----------     -------------
Pierre G. Mansur........          0          $ 0         44,537        28,269              (2)              (2)
Paul I. Mansur..........          0          $ 0         33,515        28,269              (2)              (2)
Richard P. Smith........          0          $ 0         11,880        17,329              (2)              (2)


----------------

(1) The closing price of the common stock as reported on the Nasdaq SmallCap Market on December 31, 1999 was $5.125.
(2) The option exercise price exceeds $5.125 and accordingly, such options are "underwater."

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the amount of securities beneficially owned by (a) each of our directors, (b) each of our executive officers named in the Summary Compensation Table below, (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of any class of our outstanding securities. Unless otherwise provided, the address of each holder listed under the heading "Common Stock" is c/o Mansur Industries Inc., 8305 N.W. 27th Street, Suite 107, Miami, Florida 33122. The address of each holder listed under the heading "Series B Convertible Preferred Stock" is c/o Sanders Morris Mundy, 3100 Chase Tower, 600 Travis Street, Suite 3100, Houston, Texas 77002. Additionally, the address of holder of the Series C convertible preferred stock is 450 Park Avenue, Suite 2302, New York, New York 10022. As of April 28, 2000, each share of Series B and Series C convertible preferred stock is convertible into approximately 12 shares of common stock or an aggregate of 488,384 shares of common stock representing approximately 31.4% of the outstanding shares of common stock.


                                             AGGREGATE NUMBER      ACQUIRABLE          TOTAL NUMBER        PERCENTAGE
                                                OF SHARES            WITHIN         OF SHARES OF CLASS    OF SHARES OF
                                            BENEFICIALLY OWNED     60 DAYS(1)       BENEFICIALLY OWNED       CLASS
NAME                                               (A)                 (B)          (COLUMNS (A)+(B))     OUTSTANDING
----                                        ------------------     ----------       -----------------     -----------
COMMON STOCK
Pierre G. Mansur.......................            2,000,000          44,537              2,044,537           43.1%
Paul I. Mansur.........................                   --          33,515                 33,515            *
Richard P. Smith.......................                1,000          11,880                 12,880            *
Joseph E. Jack.........................               59,520           6,833                 66,353            1.4%
Dr. Jan Hedberg........................               35,000           9,167                 44,167            *
Ronald J. Korn.........................                1,000           1,167                  2,167            *
All directors and executive officers as a
   group (6 persons)...................            2,096,520         107,099
Oppenheimer Funds, Inc.(2).............                   --         245,000(3)             245,000            5.1%
The Commingled Pension Trust Fund
   (Multi-Market Special Investment Fund
   II) of Morgan Guaranty Trust Company of
   New York............................                   --         247,058(3)             247,058            5.1%

SERIES B CONVERTIBLE PREFERRED STOCK
Environmental Opportunities Fund II
   (Institutional), L.P.(4)............               25,035              --                 25,035           47.2%
Environmental Opportunities Fund II, L.P.              6,816              --                  6,816           12.8%
Environmental Opportunities Fund, L.P..               18,888              --                 18,888           35.6%
Environmental Opportunities Fund (Cayman),
   L.P.................................                2,346              --                  2,346            4.4%

SERIES C CONVERTIBLE PREFERRED STOCK
Hanseatic Americas LDC(5)..............               70,947              --                 70,947          100.0%

-------------------------

*    Represents less than 1% of the outstanding stock of the class.

(1) Reflects the number of shares that could be purchased by the holder by exercise of options granted under our stock option plans or warrants at June 25, 1999 or within 60 days thereafter.

(2) The address of the Oppenheimer Funds, Inc. is Two World Trade Center, 34th Floor, New York, New York 10048-0203.

(3) Shares issuable upon conversion of 8 1/4% Subordinated Convertible Notes due 2003.

(4) Upon conversion of all of its shares of Series B convertible preferred stock, Environmental Opportunities Fund II (Institutional), L.P. would hold approximately 6.3% of the common stock.

(5) Upon conversion of all of its shares of Series C convertible preferred stock, Hanseatic Americas LDC would hold approximately 17.9% of the common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMMON STOCK OWNERSHIP

         In connection with the organization of the Company in November 1990, the Company issued 2,000,000 shares of Common Stock to Mr. Pierre Mansur in exchange for the assignment to the Company of (i) certain ongoing research and development and rights to any related patents and patents pending, and (ii) real estate and equipment valued at $52,000.

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

NOTE PAYABLE TO CHIEF EXECUTIVE OFFICER

         Pursuant to a revolving line of credit dated June 1, 1990, Mr. Paul Mansur made a series of advances ranging from $5,000 to $30,000, totaling an aggregate of $150,000, to us between June 1, 1990 and May 31, 1996. Under the terms of the line of credit, interest accrued at a rate of 6% in 1994, 1995 and the five month period ended May 31, 1996. On December 31, 1994, we paid Mr. Paul Mansur $34,814 and on December 31, 1995, we paid him an additional $12,000, in satisfaction of interest owed with respect to this debt. The note evidencing the debt had a maturity date of December 31, 1995, which maturity date was extended to December 31, 1996. On May 31, 1996, we paid Mr. Paul Mansur $150,000 in satisfaction of the outstanding principal balance of and $5,000 in satisfaction of the interest owed with respect to this debt.

CONVERTIBLE NOTES

         In connection with its issuance of an aggregate of $1,012,500 in principal amount of convertible notes in June 1996, we issued promissory notes in the principal amount of $101,250 to each of (1) Environmental Technologies BVI Limited, a consulting firm of which Dr. Jan Hedberg, one of our directors, is Managing Director, and (2) Joseph E. Jack, one of our directors. Upon consummation of our initial public offering in September 1996, each of these convertible notes was converted into 15,000 shares of our common stock. Environmental Technologies BVI Limited and Mr. Jack acquired the convertible notes on the same terms as other unaffiliated investors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2000

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

                      SIGNATURE                                     TITLE                  DATE
                      ---------                                     -----                  ----

                /s/ PIERRE G. MANSUR                   Chairman of the Board and        May 1, 2000
-----------------------------------------------------  President; Director
                  Pierre G. Mansur

                 /s/ PAUL I. MANSUR                    Chief Executive Officer;         May 1, 2000
-----------------------------------------------------  Principal Executive Officer;
                   Paul I. Mansur                      Director

                /s/ LYDIA WHITHAM                      Controller; Principal            May 1, 2000
-----------------------------------------------------  Accounting Officer
                  Lydia Whitham

                 /s/ RONALD J. KORN                    Director                         May 1, 2000
-----------------------------------------------------
                   Ronald J. Korn

                 /s/ DR. JAN HEDBERG                   Director                         May 1, 2000
-----------------------------------------------------
                   Dr. Jan Hedberg

                 /s/ JOSEPH E. JACK                    Director                         May 1, 2000
-----------------------------------------------------
                   Joseph E. Jack