Form 10QSB
period 2000-03-31
MANSUR INDUSTRIES INC
filed 2000-05-15
CIK 934851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


                                 (305) 593-8015
                                -----------------
                (Issuer's Telephone Number, Including Area Code)


             Florida                                           65-0226813
 ------------------------------                            -------------------
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

                                 Yes [X]   No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 4,742,923 shares of its common stock, par value $.001 per share, outstanding as of the close of business on May 12, 2000.

MANSUR INDUSTRIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED MARCH 31, 2000


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets-
         As of March 31, 2000 (unaudited) and December 31, 1999

         Condensed Statements of Operations-
         For the three months ended March 31, 2000 and 1999 (unaudited)

         Condensed Statements of Cash Flows-
         For the three months ended March 31, 2000 and 1999 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures



                             MANSUR INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS
                    March 31, 2000 and December 31, 1999
                (In thousands, except shares and per share data)



                                                                        March 31,
                                                                          2000             December 31,
                                                                      (Unaudited)              1999
                                                                      -----------          -----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                              $    360             $    912
Accounts receivable, net                                                  1,832                2,748
Inventories, net                                                          5,107                4,962
Prepaid assets                                                              541                  585
                                                                       --------             --------

          Total current assets                                            7,840                9,207

Property and equipment, net                                               2,793                2,866
Other assets                                                                823                  907
                                                                       --------             --------

          Total assets                                                 $ 11,456             $ 12,980
                                                                       ========             ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                     4,988                3,721
Deferred revenue                                                            211                  160
Line of credit                                                            1,808                  957
Current installments of obligations under capital leases                    303                  319
                                                                       --------             --------
          Total current liabilities                                       7,310                5,157

Long-term debt, excluding current installments                           18,573               18,263
                                                                       --------             --------

          Total liabilities                                              25,883               23,420

Stockholders' deficit:
Preferred stock, Series B                                                    54                   53
Preferred stock, Series C                                                    72                   71
Common stock                                                                  5                    5
Additional paid-in capital                                               24,940               24,687
Accumulated deficit                                                     (39,498)             (35,256)
                                                                       --------             --------

          Total stockholders' deficit                                   (14,427)             (10,440)
                                                                       --------             --------

          Total liabilities and stockholders' deficit                  $ 11,456             $ 12,980
                                                                       ========             ========



       See accompanying notes to financial condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)
                (In thousands, except shares and per share data)



                                                            Three Months Ended
                                                    -----------------------------------
                                                     March 31,                March 31,
                                                       2000                    1999
                                                    -----------             -----------
Sales                                               $     4,286             $     4,013

Cost of sales                                             1,772                   1,883
                                                    -----------             -----------

Gross margin                                              2,514                   2,130

Operating expenses:

Research and product development                            166                     173

Sales, general and administrative                         5,811                   5,507
                                                    -----------             -----------

                                                          5,977                   5,680
                                                    -----------             -----------

Loss from operations                                     (3,463)                 (3,550)

Interest expense, net                                      (524)                   (447)
                                                    -----------             -----------

Net loss                                                 (3,987)                 (3,997)

Dividends on convertible preferred stock                   (256)                     --
                                                    -----------             -----------

Net loss to common shares                           $    (4,243)            $    (3,997)
                                                    ===========             ===========

Basic and diluted net loss
    per common share                                $     (0.89)            $     (0.87)
                                                    ===========             ===========

Weighted-average of common shares
    outstanding                                       4,742,923               4,601,309
                                                    ===========             ===========



            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)



                                                                                      March 31,            March 31,
                                                                                         2000                1999
                                                                                      ---------            ---------
Cash used in operating activities:
Net loss                                                                               $(3,987)            $(3,997)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                          191                  87
    Provision for bad debts                                                                 --                  74
    Provision for obsolete inventory                                                        --                 200
    Payment-in-kind interest on convertible debt                                           371                 386
    Changes in operating assets and liabilities:
       Inventory                                                                          (180)               (509)
       Accounts receivable                                                                 916                 224
       Other assets                                                                         44                  80
       Deferred revenue                                                                     51                  --
       Accounts payable and accrued expenses                                             1,267                 784
                                                                                       -------             -------
     Net cash used in operating activities                                              (1,327)             (2,671)
                                                                                       -------             -------

Cash used in investing activities:
   Purchase of equipment                                                                    --                 (42)
                                                                                       -------             -------

     Net cash used in investing activities                                                  --                 (42)

Cash provided from financing activities:
   Proceeds from  line of credit                                                           851                  --
   Repayments of capital lease obligations                                                 (76)                (96)
                                                                                       -------             -------

     Net cash provided from (used in) financing activities                                 775                 (96)
                                                                                       -------             -------

Net decrease in cash and cash equivalents                                                 (552)             (2,809)
Cash and cash equivalents, beginning of period                                             912               3,199
                                                                                       -------             -------

Cash and cash equivalents, end of period                                               $   360             $   390
                                                                                       =======             =======






            See accompanying notes to condensed financial statements.

                             MANSUR INDUSTRIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           MARCH 31, 2000 (UNAUDITED)
                             AND DECEMBER 31, 1999


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

(1) BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim condensed statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Interim condensed statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2000. In the Company's opinion, all adjustments necessary for a fair presentation of these interim condensed statements have been included and are of a normal and recurring nature.

(2) SUBSEQUENT EVENTS

On May 2, 2000, the Company consummated the sale of an aggregate of 20,000 shares (the "Shares") of newly created Series D Convertible Preferred Stock (the "Series D Preferred Stock) to certain investors identified in the agreement (the "Purchase Agreement") for an aggregate purchase price of $2,000,000. In addition, such investors received warrants (the "Warrants"), which expire in April 2005, to acquire an aggregate of 363,636 shares of the Company's common stock at an exercise price of $5.50 per share. Pursuant to the terms of a Certificate of Designation of Series D Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate became effective immediately prior to this sale, the Company has designated an aggregate of 150,000 shares of Series D Preferred Stock with each share having a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series D Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series D Preferred Stock and continuing through the second anniversary of the date thereof, all dividends shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series D Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series D Preferred Stock, cash legally available for payment of dividends, or any combination of Series D Preferred Stock and cash. Each holder of shares of Series D Preferred Stock shall have the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series D Preferred Stock into shares of the Company's Common Stock at a conversion price of $5.50 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company shall have the right to redeem outstanding shares of Series D Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series D

Preferred Stock will vote together with the holders of the Company's Common Stock, Series B 8.25% Convertible Preferred Stock ("Series B Preferred Stock"), and Series C 8.00% Convertible Preferred Stock ("Series C Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series D Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible.

In accordance with the terms and conditions set forth in the Certificates of Designation for the Series B and Series C Preferred Stock, the conversion price of the Series B and Series C Preferred Stock was reset to $5.50 as of result of the newly created Series D Preferred Stock.


(3) SIGNIFICANT COMMITMENTS

As of March 31, 2000 the Company had open purchase orders of approximately $500,000 for component part inventory. This inventory will be used to build finished goods inventory over the next quarter for sale to customers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

GENERAL

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996.

Since July 1996, the Company has made its SystemOne(R) Washers available to the public through a third party leasing program. Under the third party leasing program, the Company recognizes revenue from the sale of parts washers at the time the equipment is delivered by the Company to the customer and the customer accepts such equipment. In general, the revenue recognized approximates the discounted present value of the payment stream related to the underlying lease.

Commencing in January 1997 and continuing until June 1998, the Company maintained a sales representative agreement with First Recovery, an affiliate of Ashland, whereby First Recovery served as the Company's exclusive distributor of the SystemOne(R) Washers. In an effort to accelerate market penetration and provide new opportunities for recurring service revenues, the Company completed the development of a direct marketing and distribution organization for its SystemOne(R) product line and launched a new full-service program ("TotalCare") to transition the Company from a pure equipment and manufacturing company into a full-service organization. Equipment sales and rentals are now complemented by long term service relationships with the Company's customers, leveraging the positive market acceptance of the Company's new proprietary SystemOne(R) technology and increasing customer base. The Company expects that the investment in its direct distribution infrastructure and TotalCare service program will result in a long term operating strategy that maximizes market share through aggressive factory direct pricing on sales of its products and recurring service revenues on its increasing customer base. In addition, in the first quarter of 2000, the Company consolidated its nationwide distribution and service infrastructure, eliminating redundant or nonproductive resources in the field and at its corporate office, and also restructured the direct sales and service organization into 15 districts. No assurance can be given that the Company's direct marketing and distribution infrastructure, TotalCare service program and restructuring of the sales and service organization will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Sales revenues increased by $273,000, or 6.8%, to $4,286,000 for the three months ended March 31, 2000 from $4,013,000 for the comparable period of 1999. During the current period, gross margin increased by $384,000, or 18.0%, to $2,514,000 for the three months ended March 31, 2000 from $2,130,000 for the three months ended March 31, 1999. As a percentage of sales, gross margin represented 58.7% and 53.1% for the three months ended March 31, 2000 and 1999, respectively. The increase in gross margin as a percentage of sales for the three months ended March 31, 2000 is primarily the result of an increase in net selling prices of the Company's SystemOne(R) Washers sold through its factory direct distribution infrastructure and a decrease in per unit manufacturing costs achieved through increased efficiencies in production.

Selling, general and administrative expenses for the three months ended
March 31, 2000 were $5,811,000, an increase of $304,000, or 5.5%, compared to selling, general and administrative expenses of $5,507,000 for the three months ended March 31, 1999. This increase was primarily the result of increased selling expenses related to the Company's sales through its direct distribution infrastructure during the three months ended March 31, 2000.

The Company's research and development expenses decreased by $7,000, or 4.0%, from $173,000 during the three months ended March 31, 1999 to $166,000 for the three months ended March 31, 2000. The decrease was primarily due to reduced basic and applied research during the three months ended March 31, 2000.

The Company recognized interest expense, net of $524,000 for the three months ended March 31, 2000, compared to interest expense, net of $447,000 for the three months ended March 31, 1999. The increase of $77,000, or 17.2%, in interest expense, net for the current period was primarily the result of interest accrued on the outstanding balance of the Company's line of credit for the current period.

As a result of the foregoing, the Company incurred a net loss of $3,987,000 for the three months ended March 31, 2000 compared to a net loss of $3,997,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2000 decreased by $1,344,000 to $1,327,000, compared to net cash used in operating activities of $2,671,000 for the comparable three month period of the prior year. The decrease for the current period is primarily attributable to a decrease of $692,000 in accounts receivable, a decrease of $329,000 in inventory, and an increase of $483,000 in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2000 was $0, a decrease of $42,000, compared to $42,000 during the comparable period of the prior year. This decrease was a result of decreased purchases of equipment during the three months ended March 31, 2000.

Net cash provided from financing activities for the three months ended March 31, 2000 increased by $871,000 to $775,000, from net cash used in financing activities of $96,000 for the three months ended March 31, 1999. The increase is primarily attributable to the proceeds of $851,000 from the Company's revolving line of credit in the current period.

At March 31, 2000, the Company had working capital of $530,000 and cash and cash equivalents of $360,000.

The Company's primary sources of working capital have been the net proceeds from sales of the Series B and Series C Preferred Stock consummated in May and August 1999, respectively, the Company's lease financing arrangement with SierraCities.com, the revolving line of credit (the "Revolver") and direct sales to customers. The Revolver provides for a maximum credit line of $5,000,00 and amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. At March 31, 2000, amounts totaling $1,808,000 had been advanced to the Company under the Revolver. Since its inception, the Company has financed its operations through a number of stock and debt issuances and conversions.

The Company's material financial commitments relate primarily to its obligations to make lease payments with respect to the Company's principal executive and manufacturing facility in Miami, Florida and its nationwide direct distribution centers and equipment leases (approximately $184,000 per month), installment payments for financed manufacturing equipment (approximately $33,000 per month), payment-in-kind interest payments on the Company's 8.25% Subordinated Convertible Notes (the "Notes") (approximately $148,000 per month), and payment-in-kind dividends on the Company's Series B and Series C Convertible Preferred Stock (approximately $81,000 per month).

Capital requirements relating to the implementation of the Company's business plan have been significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products and services and the success of its direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, as well as distribution center and service fleet development, the Company leases, and plans to continue to lease rather than purchase, to the extent possible, equipment and vehicles. The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the sale of Series D Preferred Stock and amounts available under the Revolver, together with cash flows from operations, will be sufficient to satisfy its cash requirements for the next 12 months. In the event that the Company's plans change, there can be no assurance that the Company will have sufficient capital resources to permit it to continue the implementation of its business plan or that additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to curtail or cease its operations.

As indicated in the accompanying financial statements, as of March 31, 2000, the Company's accumulated deficit totaled $39,498,000.


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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 2, 2000, the Company consummated the sale of an aggregate of 20,000 shares (the "Shares") of newly created Series D Convertible Preferred Stock (the "Series D Preferred Stock") to certain investors identified in the agreement (the "Purchase Agreement") for an aggregate purchase price of $2,000,000. In addition, such investors received warrants (the "Warrants"), which expire in April 2005, to acquire an aggregate of 363,636 shares of the Company's common stock at an exercise price of $5.50 per share. Pursuant to the terms of a Certificate of Designation of Series D Convertible Preferred Stock (the "Certificate") adopted by the Company, which Certificate became effective immediately prior to this sale, the Company has designated an aggregate of 150,000 shares of Series D Preferred Stock with each share having a liquidation value of $100. As set forth in the Certificate, the dividend rate payable on the outstanding shares of Series D Preferred Stock is 8.25% of the liquidation value of each share per annum. During the period commencing on the date of the initial issuance of shares of Series D Preferred Stock and continuing through the second anniversary of the date thereof, all dividends shall be paid by the Company, in lieu of cash, through the issuance of additional shares of Series D Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid in lieu of cash, through the issuance of additional shares of the Series D Preferred Stock, cash legally available for payment of dividends, or any combination of Series D Preferred Stock and cash. Each holder of shares of Series D Preferred Stock shall have the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series D Preferred Stock into shares of the Company's Common Stock at a conversion price of $5.50 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company shall have the right to redeem outstanding shares of Series D Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series D Preferred Stock will vote together with the holders of the Company's Common Stock, Series B 8.25% Convertible Preferred Stock ("Series B Preferred Stock"), and Series C 8.00% Convertible Preferred Stock ("Series C Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series D Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company believes that the Series D Preferred Stock is exempt from registration under Sec 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2000, the Company was in default of the following covenants under the Revolver agreement:

1) Amounts advanced under the Revolver exceeded the net amount of Company's eligible accounts by approximately $240,000;
2) The Company's net loss for the year ended December 31, 1999 would not exceed $11,000,000.

The Company is currently in discussions with the lender and at such time as amounts advanced under the Revolver do not exceed the Company's net amount of eligible accounts, the Company is expected to obtain a waiver for the default relating to the net loss for the year ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5. OTHER INFORMATION.

Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Mansur Industries Inc.



                                       /s/ Paul I. Mansur
Date:    May 15, 2000                  ----------------------------------------
                                       Paul I. Mansur
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Lydia H. Whitman
Date:    May 15, 2000                  ----------------------------------------
                                       Lydia H. Whitham
                                       Controller
                                       (Principal Financial Accounting Officer)