Form 10QSB
period 2000-06-30
SYSTEMONE TECHNOLOGIES INC
filed 2000-08-14
CIK 934851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                          COMMISSION FILE NO. 000-21325


                           SYSTEMONE TECHNOLOGIES INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Florida                                             65-0226813
------------------------------                     -----------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)



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


                             Mansur Industries Inc.
--------------------------------------------------------------------------------
                                  (Former Name)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the securities act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES   [X]             NO   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 4,742,923 shares of its Common Stock, par value $.001 per share, outstanding as of the close of business on August 13, 2000.

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2000


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets-
         As of June 30, 2000 (unaudited) and December 31, 1999

         Condensed Statements of Operations-
         For the three and six months ended June 30, 2000 and 1999 (unaudited)

         Condensed Statements of Cash Flows-
         For the six months ended June 30, 2000 and 1999 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                    As at June 30, 2000 and December 31, 1999
                                 (In thousands)


                                                                       June 30,           December 31,
                                                                         2000                 1999
                                                                       --------           ------------
                                                                     (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents                                              $     13             $    912
Accounts receivable, net                                                  1,806                2,748
Inventories, net                                                          4,087                4,962
Prepaid assets                                                              542                  585
                                                                       --------             --------
          Total current assets                                            6,448                9,207

Property and equipment, net                                               2,653                2,866
Other assets                                                                761                  907
                                                                       --------             --------
          Total assets                                                 $  9,862             $ 12,980
                                                                       ========             ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                     3,662                3,721
Deferred revenue                                                            213                  160
Line of credit                                                            1,879                  957
Current installments of obligations under capital leases                    297                  319
                                                                       --------             --------
         Total current liabilities                                        6,051                5,157

Long-term debt, excluding current installments                           18,890               18,263
                                                                       --------             --------
          Total liabilities                                              24,941               23,420

Stockholders' deficit:
  Preferred stock, Series B                                                  55                   53
  Preferred stock, Series C                                                  74                   71
  Preferred stock, Series D                                                  20                   --
Common stock                                                                  5                    5
Additional paid-in capital                                               27,187               24,687
Accumulated deficit                                                     (42,420)             (35,256)
                                                                       --------             --------
         Total stockholders' deficit                                    (15,079)             (10,440)
                                                                       --------             --------
         Total liabilities and stockholders' deficit                   $  9,862             $ 12,980
                                                                       ========             ========



         See accompanying notes to condensed financial statements which are an integral part thereof.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (In thousands)


                                                      Three Months Ended                            Six Months Ended
                                              -----------------------------------         -----------------------------------
                                                June 30,                June 30,           June 30,                June 30,
                                                  2000                    1999               2000                    1999
                                              -----------             -----------         -----------             -----------
Sales                                         $     5,010             $     5,202         $     9,296             $     9,215

Cost of sales                                       2,020                   2,191               3,792                   4,074
                                              -----------             -----------         -----------             -----------
Gross margin                                        2,990                   3,011               5,504                   5,141

Operating expenses:

Research and product development                       77                      73                 243                     246

Sales, general and administrative                   5,037                   5,688              10,848                  11,195
                                              -----------             -----------         -----------             -----------
                                                    5,114                   5,761              11,091                  11,441
                                              -----------             -----------         -----------             -----------
Loss from operations                               (2,124)                 (2,750)             (5,587)                 (6,300)

Interest expense, net                                (520)                   (477)             (1,043)                   (925)
                                              -----------             -----------         -----------             -----------
Net loss                                           (2,644)                 (3,227)             (6,630)                 (7,225)
                                              ===========             ===========         ===========             ===========
Dividends on convertible
    preferred stock                                  (278)                    (59)               (534)                    (59)
                                              -----------             -----------         -----------             -----------
Net loss to common shares                     $    (2,922)            $    (3,286)        $    (7,164)            $    (7,284)
                                              ===========             ===========         ===========             ===========
Basic and diluted net loss
    per common share                          $     (0.62)            $     (0.71)        $     (1.51)            $     (1.58)
                                              ===========             ===========         ===========             ===========
Weighted-average of common shares
    outstanding                                 4,742,923               4,601,309           4,742,923               4,601,309
                                              ===========             ===========         ===========             ===========




         See accompanying notes to condensed financial statements which are an integral part thereof.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)


                                                                  June 30,           June 30,
                                                                   2000               1999
                                                                 -------             -------
Cash used in operating activities:
Net loss                                                         $(6,630)            $(7,225)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization                                        396                 185
Provision for bad debts                                               --                 105
Provision for obsolete inventory                                      --                 210
Non cash interest payments on convertible debt                       750                 782
Changes in operating assets and liabilities:
Inventory                                                            840              (1,171)
Accounts receivable                                                  942                (298)
Other assets                                                          44                (371)
Deferred revenue                                                      53                (127)
Accounts payable and accrued expenses                                (59)                930
                                                                 -------             -------
     Net cash used in operating activities                        (3,664)             (6,980)
                                                                 -------             -------
Cash used in investing activities:
Purchase of equipment                                                 (3)               (116)
                                                                 -------             -------
     Net cash used in investing activities                            (3)               (116)

Cash provided from financing activities:
Proceeds from issuance of convertible preferred stock              2,000               5,050
Proceeds from line of credit                                         922                 496
Repayments of capital lease obligations                             (154)               (165)
                                                                 -------             -------
     Net cash provided from financing activities                   2,768               5,381
                                                                 -------             -------

Net decrease in cash and cash equivalents                           (899)             (1,715)
Cash and cash equivalents, beginning of period                       912               3,199
                                                                 -------             -------
Cash and cash equivalents, end of period                         $    13             $ 1,484
                                                                 =======             =======


         See accompanying notes to condensed financial statements which are an integral part thereof.

                           SYSTEMONE TECHNOLOGIES INC.
                   (FORMERLY KNOWN AS MANSUR INDUSTRIES INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (UNAUDITED)
                              AND DECEMBER 31, 1999

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

SystemOne Technologies Inc. (formerly known as Mansur Industries Inc.) (the "Company") is primarily engaged in the manufacture, marketing and sale of industrial parts cleaning equipment for use in the automotive, marine, aviation and general manufacturing industries. The Company's focus is on the design, development and manufacture of industrial cleaning equipment which incorporate continuous recycling and recovery technologies for solvents and solutions, reducing the need to replace and dispose of contaminants.

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

(2) CONVERTIBLE PREFERRED STOCK AND WARRANTS

On May 2, 2000, the Company sold an aggregate of 20,000 shares (the "Shares") of newly created Series D Convertible Preferred Stock (the "Series D Preferred Stock") to three institutional investors for an aggregate purchase price of $2,000,000. In addition, the purchasers received warrants (the "May Warrants"), which expire in April 2005, to acquire an aggregate of 363,636 shares of the Company's common stock at an exercise price of $5.50 per share. Each share of Series D Preferred Stock has a liquidation value of $100. The dividend rate payable on the outstanding shares of Series D Preferred Stock is 8.25% of the liquidation value of each share per annum. Through the second anniversary of the issuance of the Series D Preferred Stock, all dividends are payable by the issuance of additional shares of Series D Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid either through the issuance of additional shares of Series D Preferred Stock, cash or any combination of Series D Preferred Stock and cash. Each holder of shares of Series D Preferred Stock has the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series D Preferred Stock into shares of the Company's Common Stock at a conversion price of $5.50 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company shall have the right to redeem outstanding shares of Series D Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series D Preferred Stock will vote together with the holders of the Company's Common Stock, Series B 8.25% Convertible Preferred Stock ("Series B Preferred Stock"), and Series C 8.00% Convertible Preferred Stock ("Series C Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series D Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company is also required to register the shares of common stock underlying the Series D Preferred Stock for resale under the Securities Act of 1933, as amended (the "Securities Act").

(3) SUBSEQUENT EVENTS

On August 7, 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC under which it borrowed an aggregate of $2,500,000, evidenced by promissory notes (the "Subordinated Promissory Notes"), maturing February 7, 2002, subject to mandatory prepayment to the extent of any proceeds received by the Company from the sale of any new securities of the Company or the borrowing of any additional money (other than purchase money debt). The Subordinated Promissory Notes initially bear interest at the rate of 12% per annum until the six month anniversary of the Issuance Date, 14% until the nine month anniversary of the Issuance Date and 16% thereafter until repaid in full. The Company's obligations under the Loan Agreement are secured by a lien on substantially all of its assets other than its intellectual property although such obligations have been subordinated to the Revolver. Each of the Environmental Funds and Hanseatic are shareholders of the Company and Mr. Paul A. Biddelman, President of Hanseatic, and Mr. Kenneth Ch'uan-K'ai Leung, Chief Investment Officer of the Environmental Funds, are directors of the Company. Pursuant to the Loan Agreement, the Company issued warrants (the "August Warrants") to purchase an aggregate of 714,286 shares of its common stock at $3.50 per share and the Company is required to register such shares of common stock for resale under the Securities Act. The August Warrants may only be exercised for 50% and 75% of the common stock underlying the August Warrants prior to May 7, 2001 and August 7, 2001, respectively. In addition, if the loan is repaid prior to May 7, 2001, then 50% of the August Warrants will terminate, and, thereafter, if the loan is repaid prior to August 7, 2001, then 25% of the August Warrants will terminate.

In accordance with its terms, the conversion price of the Series B Preferred Stock was reduced to $4.81 and in accordance with their respective terms, the conversion prices of the Series C and Series D Preferred Stock as well as the exercise price of the May Warrants were reset to $3.50 as a result of the issuance of the August Warrants. In addition, each share of the Series B, Series C and Series D Preferred Stock is now convertible into 20.79, 28.57 and 28.57 shares of the Company's common stock respectively and the May Warrants are now exercisable for 571,428 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

GENERAL

The Company was incorporated in November 1990 under the name Mansur Industries Inc. and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996.

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

Commencing in January 1997 and continuing until June 1998, the Company maintained a distribution agreement with First Recovery, an affiliate of Ashland, Inc., whereby First Recovery served as the Company's exclusive distributor of the SystemOne(R) Washers. In an effort to accelerate market penetration and provide new opportunities for recurring service revenues, the Company completed the development of a direct marketing and distribution organization for its SystemOne(R) product line in 1998 and launched a new full-service program ("TotalCare") in the fourth quarter of 1999 to transition the Company from a pure equipment and manufacturing company into a full-service organization. This strategy was designed to allow the Company to offer aggressive factory direct pricing on sales of its products and realize recurring service revenues on its increasing customer base. In addition, commencing in the first quarter of 2000, the Company consolidated its nationwide distribution and service infrastructure, eliminating redundant or nonproductive resources in the field and at its corporate office, and also restructured the direct sales and service organization in order to significantly cut operating expenses while enhancing efficiency and productivity. No assurance, however, can be given that the Company's direct marketing and distribution infrastructure, TotalCare service program, and restructuring of the sales and service organization will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Sales revenues decreased by $192,000, or 3.7%, to $5,010,000 for the three months ended June 30, 2000 from $5,202,000 for the comparable period of 1999 because of a reduction in the size of the Company's sales force in an effort by the Company to reduce its selling costs. As a percentage of sales, gross margin represented 59.7% and 57.9% for the three months ended June 30, 2000 and 1999, respectively. The increase in gross margin as a percentage of sales for the three months ended June 30, 2000 is primarily the result of reduced per unit manufacturing costs achieved through increased efficiencies in production.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $5,037,000, a decrease of $651,000, or 11.4%, compared to selling, general and administrative expenses of $5,688,000 for the three months ended June 30, 1999. The decrease for the three months ended June 30, 2000 was primarily the result of the consolidation of the Company's nationwide distribution and service infrastructure, commencing in the first quarter of 2000, which eliminated redundant or nonproductive resources in the field and at its corporate office.

The Company's research and development expenses increased by $4,000, from $73,000 for the three months ended June 30, 1999 to $77,000 for the three months ended June 30, 2000.

The Company recognized net interest expense of $520,000 for the three months ended June 30, 2000, an increase of $43,000 compared to net interest expense of $477,000 for the three months ended June 30, 1999. This increase was primarily the result of the higher outstanding balance of the Company's line of credit in the current period compared to the comparable period of the prior year.

As a result of the foregoing, the Company incurred a net loss of $2,644,000 for the three months ended June 30, 2000 compared to a net loss of $3,227,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Sales revenues increased by $81,000 to $9,296,000 for the six months ended June 30, 2000 from $9,215,000 for the comparable period of 1999. During the current period, gross margin increased by $363,000, or 7.0%, to $5,504,000 for the six months ended June 30, 2000 from $5,141,000 for the six months ended June 30, 1999. As a percentage of sales, gross margin represented 59.2% and 55.8% for the six months ended June 30, 2000 and 1999, respectively. The increase in gross margin as a percentage of sales for the six months ended June 30, 2000 compared to the comparable period of 1999 is primarily the result of reduced per unit manufacturing costs achieved through increased efficiencies in production.

Selling, general and administrative expenses for the six months ended June 30, 2000 were $10,848,000, a decrease of $347,000, or 3.1%, compared to selling, general and administrative expenses of $11,195,000 for the six months ended June 30, 1999. The decrease for the six months ended June 30, 2000 was primarily the result of the consolidation of the Company's nationwide distribution and service infrastructure, commencing in the first quarter of 2000, which eliminated redundant or nonproductive resources in the field and at its corporate office.

The Company's research and development expenses decreased by $3,000 from $246,000 during the six months ended June 30, 1999 to $243,000 for the six months ended June 30, 2000.

The Company recognized net interest expense of $1,043,000 for the six months ended June 30, 2000, an increase of $118,000 compared to net interest expense of $925,000 for the six months ended June 30, 1999. This increase was primarily the result of the higher outstanding balance of the Company's line of credit in the current period compared to the comparable period of the prior year.

As a result of the foregoing, the Company incurred a net loss of $6,630,000 for the six months ended June 30, 2000 compared to a net loss of $7,225,000 for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2000 decreased by $3,316,000 to $3,664,000, compared to net cash used in operating activities of $6,980,000 for the comparable six month period of the prior year. The decrease for the current period is primarily attributable to a decrease of approximately $595,000 in the net loss, from $7,225,000 to $6,630,000, a decrease of $942,000 in accounts receivable and a decrease of $875,000 in inventory.

Net cash used in investing activities for the six months ended June 30, 2000 was $3,000, a decrease of $113,000, compared to $116,000 during the comparable period of the prior year. This decrease was a result of decreased purchases of equipment during the six months ended June 30, 2000.

Net cash provided from financing activities for the six months ended June 30, 2000 decreased by $2,613,000 to $2,768,000, from net cash provided from financing activities of $5,381,000 for the six months ended June 30, 1999. The decrease is primarily attributable to the proceeds of $2,000,000 from the issuance of convertible preferred stock in the current period compared to proceeds of $5,050,000 in the comparable period, offset by an increase of $426,000 in amounts advanced under the Company's revolving line of credit in the current period.

At June 30, 2000, the Company had working capital of $397,000 and cash and cash equivalents of $13,000.

On May 2, 2000, the Company sold an aggregate of 20,000 shares of new Series D Preferred Stock for an aggregate purchase price of $2,000,000. For a description of this transaction, see Note 2 to the Condensed Financial Statements included herein and Part II - Item 2 - Changes in Securities and Use of Proceeds, incorporated herein by reference.

The Company's primary sources of working capital have been the net proceeds from sale of the Series D Preferred Stock, the net proceeds of the Series B and Series C Preferred Stock sold in 1999, the Company's lease financing arrangement with SierraCities.com, the revolving line of credit (the "Revolver") and direct sales to customers. The Revolver provides for a maximum credit line of $5,000,000 and amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. At June 30, 2000, amounts totaling $1,879,000 had been advanced to the Company under the Revolver. Pursuant to certain borrowing criteria contained in the Revolver, the Company may not draw any advances beyond the $1,879,000 already advanced under the Revolver.

The Company's material financial commitments relate primarily to its obligations to make lease payments with respect to the Company's principal executive and manufacturing facility in Miami, Florida and its nationwide direct distribution centers and equipment leases (approximately $184,000 per month), installment payments for financed manufacturing equipment (approximately $33,000 per month), non-cash interest payments on the Company's 8.25% Subordinated Convertible
Notes (the "Notes") (approximately $148,000 per month), and non-cash dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock (approximately $95,000 per month).

On August 2, 2000, the Company entered into an Addendum to that certain Vendor Lease Plan Agreement dated November 15, 1998 by and between SierraCities.com, Inc. (f/k/a First Sierra Financial, Inc., "SierraCities.com") (the "Lease Plan Agreement"). Pursuant to the Lease Plan Agreement, SierraCities.com will purchase for cash the revenue streams of lease payments for the initial term of leases of the Company's SystemOne(R) Washers.

After the initial term of the leases, the revenue streams from the leases will revert back to the Company.

On August 7, 2000, the Company entered into a Loan Agreement (the "Bridge Loan") with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC under which it borrowed $2,500,000. For a description of this transaction see Part II - Items 2. Changes in Securities and Use of Proceeds, incorporated herein by reference.

Capital requirements relating to the implementation of the Company's business plan have been significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, the demand for its products and services and the success of its direct marketing and distribution capabilities. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, as well as distribution center and service fleet development, the Company leases, and plans to continue to lease rather than purchase, to the extent possible, equipment and vehicles. Although the Company believes that the Lease Plan Agreement should result in improved operating results and cash flow, the Company currently anticipates that it will require additional equity or debt financing in order for it to meet its cash needs, including to execute its direct marketing program and for the payment of preferred stock dividends and the repayment of the Bridge Loan. There can be no assurance that such financing will be available on terms acceptable to the Company or at all. Any such financing could cause further dilution of existing shareholders. In addition, the Company's ability to draw advances under its Revolver is currently limited by its available borrowing base and the Company is in discussions with the lender to expand its ability to access this facility, although there can be no assurance that a substantial increase in availability will be achieved. A failure to significantly improve the Company's financial performance or obtain necessary financing could require the Company to materially curtail or cease its operations.

As indicated in the accompanying financial statements, as of June 30, 2000 the Company's accumulated deficit totaled $42,420,000.

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

These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its systems on a cost effective basis, market acceptance of the Company's products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the expansion of its services network and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 2 to the Company's Condensed Financial Statements included herein for information regarding the issuance and sale by the Company of shares of its Series D Preferred Stock, the May Warrants and the August Warrants, and certain changes to the Company's Series B and Series C Preferred Stock, which is incorporated herein by reference.

In connection with the issuance of the Series D Preferred Stock, the Company entered into a Shareholders Agreement dated May 2, 2000 with Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund (Cayman), L.P, Hanseatic Americas LDC and Pierre Mansur (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, Messrs. Paul
A. Biddelman and Kenneth Ch'uan-k'ai Leung were appointed to the Board of Directors on May 29, 2000. Also, if the Company does not meet certain targeted results of operations during the third quarter of 2000, either (i) one of its independent directors must resign or (ii) the Board of Directors will be expanded by two. The holders of Series D Preferred Stock will then be entitled to nominate one or more individuals for any resulting vacancies on the board. In addition, among other things, the Shareholders Agreement provides that certain decisions to be made by the board, including authorization of any merger or similar transaction or material acquisition, the issuance of certain securities or the employment of senior management, require concurrence of the directors designated by the holders of the Series D Convertible Preferred Stock.

The Company also amended its 1998 Common Stock Purchase Rights Agreement to allow Hanseatic and the Environmental Funds to acquire the Series D Preferred Stock and the shares of common stock issuable upon conversion thereof without triggering the issuance of rights certificates.

On August 7, 2000 (the "Issuance Date"), the Company entered into a Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC under which it borrowed an aggregate of $2,500,000, evidenced by promissory notes (the "Subordinated Promissory Notes"), maturing February 7, 2002, subject to mandatory prepayment to the extent of any proceeds received by the Company from the sale of any new securities of the Company or the borrowing of any additional money (other than purchase money debt). The Subordinated Promissory Notes initially bear interest at the rate of 12% per annum until the six month anniversary of the Issuance Date, 14% until the nine month anniversary of the Issuance Date and 16% thereafter until repaid in full. The Company's obligations under the Loan Agreement are secured by a lien on substantially all of its assets other than its intellectual property although such obligations have been subordinated to the Revolver. Each of the Environmental Funds and Hanseatic are shareholders of the Company and Mr. Paul A. Biddelman, President of Hanseatic, and Mr. Kenneth Ch'uan-K'ai Leung, Chief Investment Officer of the Environmental Funds, are directors of the Company. Also pursuant to the Loan Agreement the Company issued the August Warrants. If the Company is unable to repay the Subordinated Promissory Notes at maturity, it will have to issue, subject to shareholder approval, additional warrants to the lenders that will be exercisable for 714,286 shares of the Company's common stock at $3.50 per share. Messrs. Paul and Pierre Mansur and Hanseatic and the Environmental Funds have agreed to vote any shares of Company voting stock owned by them in favor of such issuance.

The Company also amended its 1998 Common Stock Purchase Rights Agreement to allow Hanseatic and the Environmental Funds to acquire the August Warrants and the shares of common stock issuable upon exercise thereof without triggering the issuance of rights certificates.

The Series D Preferred Stock, the May Warrants, the August Warrants and the Subordinated Promissory Notes were issued in offerings exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) based upon the nature and number of offerees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2000 Annual Meeting of Shareholders on June 29, 2000; three items were submitted to a vote of security holders at that time:

- The election of five members to the Company's Board of Directors to hold office until the Company's 2001 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, and Ronald J. Korn were re-elected as Directors of the Company. Paul A. Biddelman and Kenneth Ch'uan-k'ai

Leung were elected as new Directors of the Company. Including shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, voting with the holders of Common Stock on an as-converted basis, 4,726,488 votes were cast in favor of the election of each of Pierre G. Mansur, Paul I. Mansur, Ronald J. Korn, Paul A. Biddelman and Kenneth Ch'uan-k'ai Leung and 5,500 votes were withheld for voting for each such director nominee.

- Consideration of a proposal to approve and ratify the amendment of the Company's 1996 Executive Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance pursuant to grants of awards under such plan from 475,000 shares to 750,000 shares. Including shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, voting with the holders of Common Stock on an as-converted basis, 4,722,088 votes were cast in favor of the proposal, 9,800 were cast against the proposal, and 100 votes were withheld for voting for such proposal.

- Consideration of a proposal to amend Article I of the Company's Articles of Incorporation to change the name of the Company from Mansur Industries Inc. to SystemOne Technologies Inc. Including shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, voting with the holders of Common Stock on an as-converted basis, 4,731,188 votes were cast in favor of the proposal, 400 were cast against the proposal, and 400 votes were withheld for voting for such proposal.

ITEM 5. OTHER INFORMATION.

On July 12, 2000, the Company filed Articles of Merger with the Secretary of State for the State of Florida merging its wholly owned subsidiary, SystemOne Technologies Inc. with and into itself (the "Merger"). In connection with the Merger, on July 12, 2000, the Company filed Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, filed on July 25, 1996 which changed the name of the Company from Mansur Industries Inc. to SystemOne Technologies Inc. In addition, the Company's trading symbol was changed to "STEK".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following Exhibits are provided in accordance with the provisions of Item 601 of Regulation S-B and are filed herewith unless otherwise noted.

                                  EXHIBIT INDEX

         3(i) Amended and Restated Articles of Incorporation dated July 25, 1996, as amended by Articles of Amendment dated May 17, 1999, Articles of Amendment dated August 24, 1999, Articles of Amendment dated May 2,

                  2000 and Articles of Amendment dated July 12, 2000.

         4.1      Form of Warrant dated August 7, 2000.

         4.2 First Amendment to Rights Agreement, dated as of May 2, 2000, by and between the Company and Continental Stock Transfer and Trust Company.

         4.3 Second Amendment to Rights Agreement, dated as of August 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company.

         10.1 Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

         10.2     Form of Subordinated Promissory Note.

         10.3 Letter Agreement amending the Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund (Cayman), L.P., Hanseatic Americas LDC, Paul Mansur and Pierre Mansur.

         10.4 Security Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

         27.1     Financial Data Schedule

         (b) Reports on Form 8-K

Form 8-K dated May 12, 2000, filed with the Commission on May 15, 2000, reporting Item 5, Other Event, relating to the Company's sale of Series D Convertible Preferred Stock and Warrants on May 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYSTEMONE TECHNOLOGIES INC.




Date: August 14, 2000                   /s/ Paul I. Mansur
                                        ----------------------------------------
                                        PAUL I. MANSUR
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 14, 2000                   /s/ Steven M. Healy
                                        ----------------------------------------
                                        STEVEN M. HEALY
                                        Director of Finance and Controller
                                        (Principal Financial Accounting Officer)

                                    EXHIBITS

         3(i) Amended and Restated Articles of Incorporation dated July 25, 1996, as amended by Articles of Amendment dated May 17, 1999, Articles of Amendment dated August 24, 1999, Articles of Amendment dated May 2, 2000 and Articles of Amendment dated July 12, 2000.

         4.1      Form of Warrant dated August 7, 2000.

         4.2 First Amendment to Rights Agreement, dated as of May 2, 2000, by and between the Company and Continental Stock Transfer and Trust Company.

         4.3 Second Amendment to Rights Agreement, dated as of August 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company.

         10.1 Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

         10.2     Form of Subordinated Promissory Note.

         10.3 Letter Agreement amending the Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund (Cayman), L.P., Hanseatic Americas LDC, Paul Mansur and Pierre Mansur.

         10.4 Security Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

         27.1     Financial Data Schedule