Form 10QSB
period 2000-09-30
SYSTEMONE TECHNOLOGIES INC
filed 2000-11-14
CIK 934851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                          COMMISSION FILE NO. 000-21325

                           SYSTEMONE TECHNOLOGIES INC.
              ----------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                       65-0226813
  -------------------------                     -----------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                        8305 N.W. 27TH STREET, SUITE 107
                              MIAMI, FLORIDA 33122
                        --------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (305) 593-8015
                  --------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             MANSUR INDUSTRIES INC.
                                  (FORMER NAME)

CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 4,742,923 SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON NOVEMBER 14, 2000.

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets-
         As of September 30, 2000 (unaudited) and December 31, 1999

         Condensed Statements of Operations-
         For the three and nine months ended September 30, 2000 and 1999 (unaudited)

         Condensed Statements of Cash Flows-
         For the nine months ended September 30, 2000 and 1999 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                 As at September 30, 2000 and December 31, 1999
                                 (In thousands)

                                                                                       September 30,
                                                                                           2000         December 31,
                                                                                       (Unaudited)          1999
                                                                                       -------------    ------------
                                   ASSETS
Current assets:
Cash and cash equivalents                                                                $    175         $    912
Accounts receivable, net                                                                    1,547            2,748
Inventories, net                                                                            4,031            4,962
Prepaid and other assets                                                                      464              585
                                                                                         --------         --------

          Total current assets                                                              6,217            9,207

Property and equipment, net                                                                 2,587            2,866
Other assets                                                                                  722              907
                                                                                         --------         --------

          Total assets                                                                   $  9,526         $ 12,980
                                                                                         ========         ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                                       3,208            3,721
Deferred revenue                                                                              207              160
Line of credit                                                                              1,942              957
Current installments of obligations under capital leases                                      254              319
                                                                                         --------         --------

         Total current liabilities                                                          5,611            5,157

Long-term debt and capital lease obligations, excluding
   current installments                                                                    21,243           18,263
                                                                                         --------         --------
         Total liabilities                                                                 26,854           23,420

Stockholders' deficit:
Preferred stock, Series B                                                                      56               53
Preferred stock, Series C                                                                      75               71
Preferred stock, Series D                                                                      21               --
Common stock                                                                                    5                5
Additional paid-in capital                                                                 28,029           24,687
Accumulated deficit                                                                       (45,514)         (35,256)
                                                                                         --------         --------

         Total stockholders' deficit                                                      (17,328)         (10,440)
                                                                                         --------         --------

         Total liabilities and stockholders' deficit                                     $  9,526         $ 12,980
                                                                                         ========         ========


      See accompanying notes to condensed financial statements which are an integral part thereof.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                  (In thousands other than per share amounts)

                                              Three Months Ended              Nine Months Ended
                                         -----------------------------   -----------------------------
                                         September 30,   September 30,   September 30,   September 30,
                                             2000            1999            2000            1999
                                         -------------   -------------   -------------   -------------
   Sales                                  $     4,536     $     4,331     $    13,832     $    13,545

   Cost of sales                                1,807           1,750           5,597           5,823
                                          -----------     -----------     -----------     -----------

   Gross margin                                 2,729           2,581           8,235           7,722
   Operating expenses:
   Research and product development                44              41             287             287
   Selling, general and administrative          4,882           5,724          15,730          16,919
                                          -----------     -----------     -----------     -----------

                                                4,926           5,765          16,017          17,206
                                          -----------     -----------     -----------     -----------

   Loss from operations                        (2,197)         (3,184)         (7,782)         (9,484)

   Interest expense, net                         (608)           (475)         (1,651)         (1,399)
                                          -----------     -----------     -----------     -----------
   Net loss                                    (2,805)         (3,659)         (9,433)        (10,883)
                                          ===========     ===========     ===========     ===========

   Dividends on convertible
       preferred stock                           (291)           (161)           (825)           (220)
                                          -----------     -----------     -----------     -----------

   Loss to common shares                  $    (3,096)    $    (3,820)    $   (10,258)        (11,103)
                                          ===========     ===========     ===========     ===========

   Basic and diluted net loss
       per common share                   $     (0.65)    $     (0.83)    $     (2.16)    $     (2.41)
                                          ===========     ===========     ===========     ===========

   Weighted-average of common shares
       outstanding                          4,742,923       4,601,309       4,742,923       4,601,309
                                          ===========     ===========     ===========     ===========

      See accompanying notes to condensed financial statements which are an integral part thereof.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                       September 30,          September 30,
                                                                                           2000                   1999
                                                                                       -------------          -------------
Cash flows from operating activities:
Net loss                                                                                 $ (9,433)              $(10,883)
Adjustments to reconcile net loss to net cash
     flows from operating activities:
Depreciation and amortization                                                                 443                    285
Provision for bad debts                                                                        85                    105
Provision for obsolete inventory                                                               --                     60
Non cash interest payments on convertible debt                                              1,247                  1,184
Changes in operating assets and liabilities:
    Inventories                                                                               931                 (1,444)
    Accounts receivable                                                                     1,116                   (353)
    Prepaid and other assets                                                                  121                    124
    Deferred revenue                                                                           47                   (110)
    Accounts payable and accrued expenses                                                    (513)                  (212)
                                                                                         --------               --------

     Net cash flows from operating activities                                              (5,956)               (11,244)
                                                                                         --------               --------

Cash flows from investing activities:
Purchase of equipment                                                                          (3)                  (183)
                                                                                         --------               --------

     Net cash flows from investing activities                                                  (3)                  (183)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock                                       2,000                 10,997

Proceeds from issuance of promissory note                                                   2,500
Proceeds from line of credit                                                                  985                    756
Repayments of capital lease obligations                                                      (263)                  (202)
                                                                                         --------               --------

     Net cash flows from financing activities                                               5,222                 11,551
                                                                                         --------               --------

Net (decrease) increase in cash and cash equivalents                                         (737)                   124
Cash and cash equivalents, beginning of period                                                912                  3,199
                                                                                         --------               --------

Cash and cash equivalents, end of period                                                 $    175               $  3,323
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

                           SYSTEMONE TECHNOLOGIES INC.
                   (FORMERLY KNOWN AS MANSUR INDUSTRIES INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (UNAUDITED)
                              AND DECEMBER 31, 1999

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

Management acknowledges its responsibility for the preparation of the accompanying interim condensed financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2000 presentation.

(2) CONVERTIBLE PREFERRED STOCK AND WARRANTS

On May 2, 2000, the Company sold an aggregate of 20,000 shares (the "Shares") of newly created Series D Convertible Preferred Stock (the "Series D Preferred Stock") to three institutional investors for an aggregate purchase price of $2,000,000. In addition, the purchasers received warrants (the "May Warrants"), which expire in April 2005, to acquire an aggregate of 363,636 shares of the Company's common stock at an exercise price of $5.50 per share. Each share of Series D Preferred Stock has a liquidation value of $100. The dividend rate payable on the outstanding shares of Series D Preferred Stock is 8.25% of the liquidation value of each share per annum. Through the second anniversary of the issuance of the Series D Preferred Stock, all dividends are payable by the issuance of additional shares of Series D Preferred Stock valued at the liquidation value. Thereafter, all such dividends may, at the option of the Company, be paid either through the issuance of additional shares of the Series D Preferred Stock, cash or any combination of Series D Preferred Stock and cash. Each holder of shares of Series D Preferred Stock has the right, at any time or from time to time prior to May 17, 2004 (the "Redemption Date") to convert its shares of Series D Preferred Stock into shares of the Company's Common Stock at a conversion price of $5.50 per share, subject to adjustment in certain circumstances. Subject to earlier conversion, commencing on May 17, 2002, the Company shall have the right to redeem outstanding shares of Series D Preferred Stock at a redemption price of 104% (if redemption occurs during 2002) or 102% (if redemption occurs during 2003) of the liquidation value of the redeemed shares. The holders of Series D Preferred Stock will vote together with the holders of the Company's Common Stock, Series B 8.25% Convertible Preferred Stock ("Series B Preferred Stock"), and Series C 8.00% Convertible Preferred Stock ("Series C Preferred Stock") as a single class on all matters to come before a vote of the shareholders of the Company, with each share of Series D Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company is also required to register the shares of common stock underlying the Series D Preferred Stock for resale under the Securities Act of 1933, as amended (the "Securities Act").

(3) LOAN AGREEMENT

On August 7, 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC under which it borrowed an aggregate of $2,500,000, evidenced by promissory notes (the "Subordinated Promissory Notes"), maturing February 7, 2002, subject to mandatory prepayment to the extent of any proceeds received by the Company from the sale of any new securities of the Company or the borrowing of any additional money (other than purchase money debt). The Subordinated Promissory Notes initially bear interest at the rate of 12% per annum until the six month anniversary of the Issuance Date, 14% until the nine month anniversary of the Issuance Date and 16% thereafter until repaid in full. The Company's obligations under the Loan Agreement are secured by a lien on substantially all of its assets other than its intellectual property although such obligations have been subordinated to the Loan and Security Agreement with Guaranty Business Credit Corporation, as assignee of Capital Business Credit, a division of Capital Factors, Inc. (the "Revolver"). Each of the Environmental Funds and Hanseatic are shareholders of the Company and Mr. Paul A. Biddelman, President of Hanseatic, and Mr. Kenneth Ch'uan-K'ai Leung, Chief Investment Officer of the Environmental Funds, are directors of the Company. Pursuant to the Loan Agreement the Company issued warrants (the "August Warrants") to purchase an aggregate of 714,286 shares of its common stock at $3.50 per share and the Company is required to register such shares of common stock for resale under the Securities Act. The Company assigned a fair value of $569,000 to the August Warrants and has recorded this amount as a discount to the Subordinated Promissory Notes with a corresponding increase in Additional Paid In Capital.

This discount is being amortized into interest expense over the term of the Subordinated Promissory Notes. The August Warrants may only be exercised for 50% and 75% of the common stock underlying the August Warrants prior to May 7, 2001 and August 7, 2001 respectively. In addition, if the loan is repaid prior to May 7, 2001, then 50% of the August Warrants will terminate, and, thereafter, if the loan is repaid prior to August 7, 2001, then 25% of the August Warrants will terminate.

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

(4) SUBSEQUENT EVENTS

MARKETING AND DISTRIBUTION AGREEMENT

On November 13, 2000, the Company signed a multi-year marketing and distribution agreement with Safety-Kleen Systems, Inc., a wholly owned subsidiary of Safety-Kleen Corp. ("Safety-Kleen"). Under the agreement, Safety-Kleen will be appointed the exclusive distributor of SystemOne parts washer equipment in the United States, Puerto Rico, Canada and Mexico. The agreement provides for minimum annual purchases escalating from 10,000 units during each of the first two years to 18,000 units during the fifth year for specified prices plus 36 monthly royalty payments on each unit purchased. In addition, Safety-Kleen will take over service, maintenance and repair responsibility for previously sold SystemOne parts washers. The marketing and distribution agreement is expected to become effective by the end of the fourth quarter, subject to approval of the United States Bankruptcy Court administering Safety-Kleen's Chapter 11 Bankruptcy proceeding, of which approval there can be no assurance.


As a result of the Safety-Kleen agreement, the Company will eliminate its entire national sales and service infrastructure. The Company also agreed to issue to Safety-Kleen a five year warrant to purchase up to 1,134,615 shares of Common Stock at a price of $3.50 per share. The fair value of the warrants is approximately $1.9 million. The Company anticipates recording a charge in the fourth quarter ranging from $4 million to $5 million relating to the agreement, the issuance of warrants and closure of its national sales and service infrastructure.

LOAN AGREEMENT

The Company borrowed an additional $800,000 in two separate transactions of $400,000 each on October 17, and November 10, 2000, evidenced by promissory notes under the Loan Agreement, as amended, with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund, II (Institutional), L.P. and Hanseatic Americas LDC (the "Loan Agreement"). Pursuant to the Loan Agreement the Company amended the August Warrants to increase the shares issuable under such warrants (the "October Warrants") by

228,572 shares for an aggregate of 942,858 shares. The Company is required to register such shares of common stock for resale under the Securities Act. See
Note 3 to the Condensed Financial Statements included herein.

In accordance with its terms, the conversion price of the Series B Preferred Stock has been reduced to $4.79 upon issuance of the October Warrants and each share of the Series B Preferred Stock is now convertible into 20.88 shares of the Company's common stock.

SECOND AMENDATORY AGREEMENT TO LOAN AND SECURITY AGREEMENT

In November, the Company executed a second amendment to its Revolver. Pursuant to this amendment, the Company is required to make additional weekly principal payments beginning on October 20, 2000 in the minimum amount of $25,000, which amount will be applied to reduce the amount of the Over-Advance outstanding under the Revolver. The Company further is required to pay 50% of the remaining balance of such Over-Advance on November 30, 2000 and the remaining 50% on December 15, 2000.

(5) NEW ACCOUNTING PRONOUNCEMENTS

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

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), which becomes effective in the fourth quarter of 2000. The bulletin provides guidance on the recognition, disclosure and presentation of revenue in financial statements. The Company does not expect SAB No. 101 to have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

GENERAL AND RECENT DEVELOPMENTS

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

On November 14, 2000, the Company announced that it had entered into a marketing and distribution agreement dated November 13, 2000 with Safety-Kleen (the "Marketing and Distribution Agreement") and will eliminate its entire national direct sales and service infrastructure. Under the agreement, Safety-Kleen will be appointed the exclusive distributor of SystemOne parts washer equipment in the United States, Puerto Rico, Canada and Mexico and will take over service, maintenance and repair responsibility for previously sold SystemOne parts washers. The agreement provides for minimum annual purchases escalating from 10,000 units during each of the first two years to 18,000 units during the fifth year for specified prices plus 36 monthly royalty payments on each unit purchased. The Company believes that the appointment of Safety-Kleen will substantially accelerate market penetration and reduce annual operating expenses by approximately $20 million. The marketing agreement is expected to become effective by the end of the fourth quarter, subject to approval of the United States Bankruptcy Court administering Safety-Kleen's Chapter 11 Bankruptcy proceeding (the "Bankruptcy Court") which approval can not be assured. The Company also agreed to issue to Safety-Kleen a five year warrant to purchase up to 1,134,615 shares of Common Stock at a price of $3.50 per share.

The Company anticipates recording a charge in the fourth quarter ranging from $4 million to $5 million relating to the agreement, the issuance of warrants and closure of its national sales and service infrastructure.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales revenues increased by $205,000, or 4.7%, to $4,536,000 for the three months ended September 30, 2000 from $4,331,000 for the comparable period of 1999. As a percentage of sales, gross margin represented 60.2% and 59.6% for the three months ended September 30, 2000 and 1999, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2000 were $4,882,000, a decrease of $842,000, or 14.7%, compared to selling, general and administrative expenses of $5,724,000 for the three months ended September 30, 1999. The decrease for the three months ended September 30, 2000 was primarily the result of the consolidation of the Company's nationwide distribution and service infrastructure, commencing in the first quarter of 2000, which eliminated redundant or nonproductive resources in the field and at its corporate office.

The Company recognized net interest expense of $608,000 for the three months ended September 30, 2000, an increase of $133,000 or 28% compared to net interest expense of $475,000 for the three months ended September 30, 1999. This increase was primarily the result of the higher outstanding balance under the Company's Loan and Security Agreement with Guaranty Business Credit Corporation, as assignee of Capital Business Credit, a division of Capital Factors, Inc. (the "Revolver") in the current period compared to the comparable period of the prior year and the issuance, under the Bridge Loan (as defined below), of a $2,500,000 promissory note in August 2000.

As a result of the foregoing, the Company incurred a net loss of $2,805,000 for the three months ended September 30, 2000 compared to a net loss of $3,659,000 for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales revenues increased by $287,000 to $13,832,000 for the nine months ended September 30, 2000 from $13,545,000 for the comparable period of 1999. During the current period, gross margin increased by $513,000, or 6.6% to $8,235,000 for the nine months ended September 30, 2000 from $7,722,000 for the nine months ended September 30, 1999. As a percentage of sales, gross margin represented 59.5% and 57.0% for the nine months ended September 30, 2000 and 1999, respectively. The increase in gross margin as a percentage of sales for the nine months ended September 30, 2000 compared to the comparable period of 1999 is primarily the result of reduced per unit manufacturing costs achieved through increased efficiencies in production.

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $15,730,000, a decrease of $1,189,000, or 7.0%, compared to selling, general
and administrative expenses of $16,919,000 for the nine months ended September 30, 1999. The decrease for the nine months ended September 30, 2000 was primarily the result of the consolidation of the Company's nationwide distribution and service infrastructure, commencing in the first quarter of 2000, which eliminated redundant or nonproductive resources in the field and at its corporate office.

The Company recognized net interest expense of $1,651,000 for the nine months ended September 30, 2000, an increase of $252,000 compared to net interest expense of $1,399,000 for the nine months ended September 30, 1999. This increase was primarily the result of the higher outstanding balance under the Revolver in the current period compared to the comparable period of the prior year, and the issuance, under the Bridge Loan, of a $2,500,000 promissory note in August 2000.

As a result of the foregoing, the Company incurred a net loss of $9,433,000 for the nine months ended September 30, 2000 compared to a net loss of $10,883,000 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2000 decreased by $5,288,000 to $5,956,000, compared to net cash used in operating activities of $11,244,000 for the comparable nine month period of the prior year. The decrease for the current period is attributable to a decrease of approximately $1,450,000 in the net loss, from $10,883,000 to $9,433,000. Also contributing to the decrease was increased collection efforts resulting in a decrease of $1,116,000 in accounts receivable, and implementation of a plan to sell existing units in the field which decreased inventory by $931,000.

Net cash used in investing activities for the nine months ended September 30, 2000 was $3,000, a decrease of $180,000, compared to $183,000 during the comparable period of the prior year. This decrease was a result of decreased purchases of equipment during the nine months ended September 30, 2000.

Net cash provided from financing activities for the nine months ended September 30, 2000 decreased by $6,329,000 to $5,222,000, from net cash provided from financing activities of $11,551,000 for the nine months ended September 30, 1999. The decrease is primarily attributable to the proceeds of $2,000,000 from the issuance of convertible preferred stock compared to proceeds of $10,997,000 in the 1999 comparable period. Also, in the current period, advances under the Revolver increased by $229,000 and promissory notes were issued, under the Bridge Loan, for $2,500,000.

At September 30, 2000, the Company had working capital of $606,000 and cash and cash equivalents of $175,000.

The Company's primary sources of cash have been the net proceeds from sales of preferred stock, the Company's lease financing arrangement with SierraCities.com, the Revolver, the Bridge Loan, and direct sales to customers. The Revolver provides for a maximum credit line of $5,000,000 and amounts advanced under the Revolver accrue interest at a rate of prime plus 2.5%. At September 30, 2000, amounts totaling $1,942,000 had been advanced to the Company under the Revolver. Pursuant to certain borrowing criteria contained in the Revolver, the Company may not draw any advances beyond the $1,942,000 already advanced under the Revolver. In November, the Company executed a second amendment to the Revolver. Pursuant to this amendment, the Company agreed to make additional weekly principal payments beginning on October 20, 2000 in the minimum amount of $25,000, which amount will be applied to reduce the amount of the Over-Advance outstanding under the Revolver. The Company has further agreed to pay 50% of the remaining balance of such Over-Advance on November 30, 2000 and the remaining 50% on December 15, 2000.

On August 7, 2000, the Company entered into a Loan Agreement (the "Bridge Loan") with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (collectively, the "Lenders") under which it borrowed $2,500,000 which was increased to $3,300,000 in two installments in October and November. As part of this increase, the Company also issued to the Lenders additional warrants to purchase 228,572 shares of Common Stock at $3.50 per share and further adjusted the conversion price of its outstanding Series B Preferred Stock to $4.79 per share resulting in an increase in the number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock to 20.88 shares. The proceeds were used to cover working capital needs. For additional information regarding the Bridge Loan see Notes 2 and 3 to the Condensed Financial Statements included in this Form 10-QSB and incorporated herein reference.

The Company's material financial commitments relate primarily to its obligations to make lease payments with respect to the Company's principal executive and manufacturing facility in Miami, Florida and its nationwide direct distribution centers and equipment leases (approximately $184,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), noncash interest payments on the Company's 8.25% Subordinated Convertible Notes (the "Notes") (approximately $132,000 per month), and noncash dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock (approximately $97,000 per month).

On May 2, 2000, the Company sold an aggregate of 20,000 shares of new Series D Preferred Stock for an aggregate purchase price of $2,000,000.

On August 2, 2000, the Company entered into an Addendum to that certain Vendor Lease Plan Agreement dated November 15, 1998 by and between SierraCities.com, Inc. (f/k/a First Sierra Financial, Inc., "SierraCities.com") (the "Lease Plan Agreement"). Pursuant to the Lease Plan Agreement, SierraCities.com will purchase for cash the revenue streams of lease payments for the initial term of leases of the Company's SystemOne(R) Washers. After the initial term of the leases, the revenue streams from the leases will revert back to the Company. As of November 14, 2000, there has been no activity with respect to the addendum.

Capital requirements relating to the implementation of the Company's business plan have been significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, the demand for its products and services. In order to reduce certain of the Company's up-front capital requirements associated with manufacturing operations, the Company leases, and plans, to the extent possible, to continue to lease rather than purchase its machinery and equipment. The Company currently anticipates that it will require additional equity or debt financing in order for it to meet its cash needs, including working capital requirements, for the payment of preferred stock dividends and the repayment of the Bridge Loan and the Revolver. There can be no assurance that such financing will be available on terms acceptable to the Company or at all. Any such financing would cause the further dilution of existing shareholders. In addition, the Company's ability to draw advances under its Revolver is currently limited by its available borrowing base. A failure to significantly improve the Company's financial performance or obtain necessary financing could require the Company to materially curtail or cease its operations.

Provided that the Marketing and Distribution Agreement is approved by the Bankruptcy Court and becomes effective, the Company anticipates having a stable revenue stream, significantly reduced administrative costs and positive cash flow by the second quarter of the year 2001. The foregoing forward looking statement is subject to a number of uncertainties, including the availability of bank financing to bolster the Company's working capital until revenue under the Marketing and Distribution Agreement is received, the Company's ability to produce parts washers in a timely fashion to meet Safety-Kleen's orders, the possible need for additional capital if Safety-Kleen's orders substantially exceed required minimum purchases, Safety-Kleen's ability to market and distribute SystemOne part washers through its marketing and sales infrastructure, as well as the continuing ability of Safety-Kleen to perform its obligations despite its bankruptcy.

As indicated in the accompanying financial statements, as of September 30, 2000 the Company's accumulated deficit totaled $45,514,000.

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

The August Warrants and the Subordinated Promissory Notes were issued and the October Warrants to be issued were done so in offerings exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) based upon the nature and number of offerees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYSTEMONE TECHNOLOGIES INC.

Date:    November 14, 2000              /s/ PAUL I. MANSUR
                                        ------------------------------------
                                        PAUL I. MANSUR
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:    November 14, 2000              /s/ STEVEN M. HEALY
                                        ------------------------------------
                                        STEVEN M. HEALY
                                        Director of Finance and Controller
                                        (Principal Financial Accounting Officer)