Form 10KSB
period 2000-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2001-04-02
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO. 000-21325


           SYSTEMONE TECHNOLOGIES INC. (F/K/A MANSUR INDUSTRIES INC.)
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

                      Florida                                   65-0226813
 ---------------------------------------------               ----------------
 (State or Other Jurisdiction Of Incorporation               (I.R.S. Employer
                or Organization)                            Identification No.)

                              8305 N.W. 27th Street
                                    Suite 107
                              Miami, Florida 33122
                                 (305) 593-8015
    ------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:       $17,524,059.

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 29, 2001 was $5,335,788 computed by reference to the closing bid price of the Common Stock as reported on the NASDAQ SmallCap Market on such date.

As of March 29, 2001, there were 4,742,923 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

              The information required by Part III, Items 9-12, is incorporated by reference from the Registrant's definitive proxy statement (to be filed within 120 days after the end of the Registrant's fiscal year).

              PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

              The following items contain certain "forward-looking statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represents the expectations or beliefs of SystemOne(R) Technologies Inc., f/k/a Mansur Industries Inc. (the "Company"), including, but not limited to, statements concerning (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's continued growth and operating strategy; and (iii) trends in governmental regulation. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "continue," "project," "target," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned that any such forward looking statements are not guarantees of future performance, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained herein including without limitation the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," identifies important factors that could cause such differences. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen Systems, Inc., a wholly owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), under the Marketing and Distribution Agreement, that the Company entered into with Safety-Kleen on November 14th, 2000, as amended and restated as of March 8, 2001 (the "Exclusive Marketing Agreement"), the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products as well as other factors. In addition, Safety Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

              The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, marketed as the SystemOne(R) Washers (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded ten patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company was incorporated in November 1990, commenced the sale of SystemOne(R) Washers in July 1996 and has sold approximately 20,000 total SystemOne(R) units through December 31st, 2000. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne(R) Technologies Inc.

              The Company estimates that domestic expenditures in connection with industrial parts cleaning machines and services exceed $1.0 billion annually. Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning. Industrial parts cleaning machines typically remove lubrication oils from tools and parts through the use of mineral spirit solvents that become progressively more contaminated and less effective in the cleaning process. Eventually, the solvent becomes saturated with oil, sludge and other contaminants, and is typically classified as a hazardous waste under federal and state regulations. Under the most common current practice, the contaminated solvent must be stored until pick-up, when pure solvent is delivered and the contaminated solvent is transported to regional refining facilities. This delivery and off-site recycling program is typically scheduled on four to sixteen week cycles. In contrast, the distillation process used in the Company's SystemOne(R) Washers removes all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer "on demand", eliminating the need for the costly and potentially dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process used in the SystemOne(R) Washers can typically be recycled or disposed of together with the customer's used motor oil, which is generally not classified as hazardous waste. Based on these factors, the Company believes that its product line presents an attractive and economical alternative to users of other technologically outdated, non-recycling parts cleaning machines, facilitates efficient and economical compliance with environmental regulations, minimizes waste disposal requirements, reduces insurance costs and increases worker productivity as a result of enhanced cleaning solution utilization.

RECENT DEVELOPMENTS -- EXCLUSIVE MARKETING AGREEMENT WITH SAFETY-KLEEN

              On November 14, 2000, the Company entered into the Exclusive Marketing Agreement with industry leader Safety-Kleen representing a major strategic shift in direction and focus for the Company. The Company anticipates that this new relationship will greatly enhance its financial and operating performance and substantially accelerate market penetration. By joining with Safety-Kleen, the Company has united its proprietary breakthrough technologies with the industry market leader for the past thirty years, providing both companies with unparalleled competitive advantages.

              Under the Exclusive Marketing Agreement, Safety-Kleen has been appointed the exclusive distributor of SystemOne(R) parts washer equipment in the United States, Puerto Rico, Canada and Mexico (the "Territory"). Safety-Kleen is currently commencing marketing the Company's products throughout Safety Kleen's 173 branch locations across North America. The Company has retained the right to distribute its equipment outside of these markets as well as the right, subject to a right of first offer for Safety-Kleen in certain circumstances, to market newly developed industrial and commercial parts washers through other distribution channels.

              The Exclusive Marketing Agreement provides for minimum annual purchases escalating from 10,000 units during each of the first two years to 18,000 units during the fifth year for specified prices plus deferred payments on each unit purchased payable in 36 equal monthly installments.

              Safety-Kleen has taken over all service, maintenance and repair responsibilities for previously sold SystemOne(R) parts washers, allowing the Company to dismantle its entire national sales and service infrastructure, resulting in estimated annual cost savings in 2001 of approximately $20 million compared to 1999 and $17 million compared to 2000. The Company will incur one-time charges of approximately $6 million as a result of the restructuring required in its transition from direct distribution to distribution through Safety-Kleen, including a non-cash charge related to a warrant issued to Safety-Kleen to purchase up to 1,134,615 shares of the Company's Common Stock at $3.50 per share. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")--Restructuring and Other Charges". The Exclusive Marketing Agreement has an initial term of five years plus two additional five-year renewal options and a termination right exercisable by Safety-Kleen 180 days prior to the third year of the initial term.

STRATEGY

              The Company's strategy is to continue its focus on the research, design, development, manufacture and sale of its SystemOne(R) Washers. The Company believes that its products have achieved significant market penetration because of the technological, economic and environmental advantages of the Company's products over competitive equipment. The Company plans to place strong emphasis on the following initiatives:

              ACCELERATE SALES AND MARKET PENETRATION THROUGH ITS NEW MARKETING AND DISTRIBUTION STRATEGY WITH INDUSTRY LEADER SAFETY-KLEEN. The Company's products are currently being distributed by Safety-Kleen in the Territory. The Company now has the potential to access over 400,000 customers currently being serviced by Safety-Kleen through its sales and service representatives in the Territory.

              COMMERCIALIZE ADDITIONAL PARTS WASHING EQUIPMENT. The Company expects to broaden its industrial parts cleaning product line with the commercial launch in the fourth quarter of 2001 of new automated products including: immersion washers, power spray washers and spray gun washers. See "Products". The Company has obtained patent protection, developed prototypes and conducted extensive testing of each of these new products.

              EXPAND PRODUCT LINE. Through its ongoing research and development initiatives, the Company has identified a number of potential applications of its core technologies, including commercial applications in the printing and dry cleaning industries. The Company believes that these applications could be developed without significant additional research expense.

              EXPAND TO INTERNATIONAL MARKETS. The Company believes that significant opportunities exist for international sales of the SystemOne(R) product line. The Company is currently exploring distribution opportunities in international markets through distribution agreements, licensing, strategic alliances and/or joint ventures. The Company's current plans call for launching sales in certain international markets during 2001.

PRODUCTS

              The Company's product line includes the following self-contained recycling industrial cleaning equipment. These products incorporate proprietary waste minimization technology for which the Company has obtained patent protection. Except as stated below, all of these products are available for commercial sale. All of the Company's products utilize technology that (i) provide continuously recycled cleaning solution during the cleaning process,
(ii) eliminate the necessity for continual replacement and disposal of contaminated cleaning solution and (iii) facilitate practical and cost effective compliance with demanding environmental laws and regulations.

              SYSTEMONE(R) GENERAL PARTS WASHER, was the first of the Company's products to be available in commercial quantities. The SystemOne(R) General Parts Washer provides users with pure mineral spirit solvent "on demand" for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the unit. This process allows the solvent to be perpetually used and reused without the need for off-site processing, minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent. The markets for SystemOne(R) General Parts Washers are automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning.

              SYSTEMONE(R) INDUSTRIAL PARTS WASHER, is scheduled for commercial introduction in the third quarter of 2001, and is an industrial grade version of our SystemOne(R) General Parts Washer, manufactured to withstand corrosive chemicals utilized in certain industrial environments.

              SYSTEMONE(R) MOBILE WASHER, is a mobile telescoping mini-parts washer designed specifically for the automotive brake industry to meet Occupational Safety and Health Act standards for the containment of airborne asbestos particles during automobile brake repair operations. As an auxiliary unit to the SystemOne(R) General Parts Washer, the SystemOne(R) Mobile Washer may be placed directly under the automobile being serviced and provides clean solvent on demand to the user by utilizing the SystemOne(R) General Parts Washer to distill the contaminated solvents.

              SYSTEMONE(R) SPRAY GUN WASHER, scheduled for commercial introduction in the fourth quarter of 2001, incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target markets for spray gun washers consist of automotive, aviation and marine paint shops and all general manufacturing operations that maintain painting operations. The Company anticipates that the auto paint industry will represent a substantial market. The SystemOne(R) Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint industry.

              SYSTEMONE(R) POWER SPRAY WASHER is currently being field tested on a limited basis and is scheduled for commercial introduction in the fourth quarter of 2001. The Power Spray Washer integrates three processes in one self-contained machine; a power spray wash process, a recycling/reclamation process and a thermal oxidation process. The Power Spray Washer is able to accommodate large and bulky parts or units that are too large for the SystemOne(R) General Parts Washers. The target markets for Power Spray Washers consist of automotive, aviation and marine maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

              SYSTEMONE(R) IMMERSION WASHER, scheduled for commercial introduction in the fourth quarter of 2001, integrates an immersion wash process and a recycling/reclamation process in one self-contained machine. The Immersion Washer is designed to clean complex parts containing substantial integral and highly inaccessible passages requiring a total immersion washing. The primary target markets for immersion washers consist of automotive, aviation and maritime maintenance, repair and rebuilding facilities, parts remanufacturers, machine shops, transmission shops, and all facets of general manufacturing requiring maintenance and repair of mechanical equipment.

MANUFACTURING AND SUPPLY OF RAW MATERIALS

              The Company leases a 75,000 square foot facility located in Miami, Florida which serves as the Company's executive office, manufacturing and research facility. All of the Company's manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne(R) Washers at this facility is approximately 25,000 units on two full shifts, more than sufficient to meet the Safety-Kleen minimum volume of 18,000 units in the fifth year of the initial term of the Exclusive Marketing Agreement. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities.

              The SystemOne(R) Washers are assembled from raw materials and components all of which the Company believes are readily obtainable in the United States. The Company does not believe that it is dependent upon any of its current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne(R) Washers. The Company currently procures raw materials and components for its SystemOne(R) Washers from approximately 40 sources.

MARKETING AND DISTRIBUTION

              See "Item 1 Description of Business -- Recent Developments -- Exclusive Marketing Agreement with Safety-Kleen" which is incorporated herein by reference.

DIRECT SALES FINANCING

              For the past three years through December 2000, the Company offered a lease option to its SystemOne(R) customers through a third party leasing program. The Company is a party to an agreement (the "Product Finance Agreement") with SierraCities.com ("SierraCities.com") formerly known as First Sierra, pursuant to which SierraCities.com provides third party leasing services to customers of the Company. Under the Product Finance Agreement, SierraCities.com does not have recourse against the Company for a customer's failure to discharge its obligations to SierraCities.com unless the Company has breached certain representations and warranties made by the Company to SierraCities.com in connection with the sale of its SystemOne(R) products.

              The Product Finance Agreement has a term of one year with automatic renewals until either the Company or SierraCities.com terminates the agreement with or without cause upon 60 days prior written notice. The Company does not anticipate that it will require the services of SierraCities.com or any third party leasing company as a result of its entering into the Exclusive Marketing Agreement. See "Item 1 Description of Business -- Recent Developments".

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

              The Company has been awarded ten United States patents for its product line including its SystemOne(R) General Parts Washer (four patents), Power Spray Washer, Spray Gun Washer, Immersion Washer, Floor Washer, MiniDisposer (thermal oxidizer) and Vapor Recovery System. The Company intends to apply for additional patents as appropriate. The Company's patents on its principal product, the SystemOne(R) general parts washer, have terms commencing September 1994 and continue through September 2015. The Company currently has a patent pending relating to an advanced vapor recovery system. The Company also holds eight foreign patents in Canada, Mexico and Japan relating to its SystemOne(R) technologies and has nine additional foreign patents pending in Europe, Canada, Mexico and Japan.

              The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that patents will not be circumvented or invalidated or that the Company's competitors will not commence marketing self-contained washers with similar technology. In addition, it is costly to enforce patent and other intellectual property rights against infringing parties. In the event the Company's products or processes infringe patents or proprietary rights of others, the Company may be required to incur costs to defend such claims, modify the design of its products or obtain a license, any of which could harm the Company's results of operations.

              The Company has received a federal trademark registration with respect to the mark " SystemOne(R)" and design.

              The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Although the Company has and expects to continue to have confidentiality agreements with its employees, suppliers and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. Because the Company believes that its proprietary information is important to its business, failure to protect such information could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

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

              During 2000, research and development expenses increased by $31,962 or 7.5% from $427,666 for the year ended December 31, 1999 to $459,628 for the year ended December 31, 2000. The increase is due to the development of the new 2001 model SystemOne(R) Parts Washer which will be in production in the fourth quarter of 2001 as well as continued development of the SystemOne(R) Paint Gun Washer, SystemOne(R) Immersion Washer and the SystemOne(R) Industrial Parts Washer.

COMPETITION

              Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, as well as general manufacturing operations of every size and category requiring machinery maintenance, service and repair The Company estimates that businesses in the United States incur more than $1 billion in expenses annually for commercial and industrial parts cleaning using chemical cleaning techniques.

              The industrial parts cleaning industry is highly competitive and dominated by industry leader Safety-Kleen. The Company believes that Safety-Kleen services a dominant portion of the parts washing machines currently in use and that no other competitor accounts for more than 2% of the parts washer market in the United States. While historically Safety-Kleen has been the Company's primary competitor, by entering into the Exclusive Marketing Agreement, the Company's products will now be marketed through Safety-Kleen's industry leading marketing system. Although the Company anticipates that Safety-Kleen will make all appropriate efforts to market the Company's products, there can be no assurance that ultimate customers will select SystemOne(R) Washers over Safety-Kleen's traditional "closed-loop" recycling system.

              To the best of the Company's knowledge, no other company is currently commercially marketing a recycling parts washer with characteristics comparable to the Company's SystemOne(R) products. See "--Patents, Trademarks and Proprietary Technology." Certain of the Company's target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone machines capable of distilling solvent. Although there is a wide variety of such machinery currently available to the public, the Company believes that the SystemOne(R) Washers compare favorably with the technologically outdated, non-recycling products of its competitors on the basis of, among other things: (i) delivery of pure solvent "on demand" without frequent solvent replacement; (ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws; (iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and (vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

GOVERNMENT REGULATION

              The Company believes that federal and state laws and regulations have been instrumental in shaping the industrial parts washing industry. Federal and state regulations dictate and restrict to varying degrees what types of cleaning solvents may be utilized, how a solvent may be stored, and the manner in which contaminated solvents may be generated, handled, transported, recycled and disposed.

              The Company believes that customer demand for its SystemOne(R) Washers is partially a function of the legal environment in which customers for the Company's products conduct business; accordingly, the federal and state laws and regulations discussed below regulate the behavior of the Company's customers. The Company's SystemOne(R) Washers were designed to help minimize the cost of complying with existing federal and state environmental laws and regulations. Any changes, relaxation or repeal of the federal or state laws and regulations which have shaped the parts washing industry may significantly affect demand for the Company's products and the Company's competitive position.

              REGULATION OF HANDLING AND USE OF SOLVENTS. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in industrial parts washers. The Company uses mineral spirits with a minimum of 140 degrees Fahrenheit ignitable limits in its SystemOne(R) Washers. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended (the "RCRA"), and the regulations under that statute adopted by the United States Environmental Protection Agency (the "EPA"). Certain machines sold by the Company's competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne(R) Washers provide a significant economic benefit to the Company's customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste.

              Federal, state and many local governments have adopted regulations governing the handling, transportation and disposal of mineral spirit solvents. On the federal level, under the Hazardous Materials Transportation Act ("HMTA"), the United States Department of Transportation has promulgated requirements for the packaging, labeling and transportation of mineral spirits in excess of specified quantities. Relative to the handling and disposal of mineral spirits, many states and local governments have established programs requiring the assessment and remediation of hazardous materials that have been improperly discharged into the environment. Liability under such programs is possible for unauthorized release of mineral spirits in violation of applicable standards. Civil penalties and administrative costs may also be imposed for such violations. The Company's products do not require the transportation of mineral spirits that necessitate compliance with HMTA requirements providing significant economic benefits.

              REGULATION OF GENERATION, TRANSPORTATION, TREATMENT, STORAGE AND DISPOSAL OF CONTAMINATED SOLVENTS. The generation, transportation, treatment, storage and disposal of contaminated solvents is regulated by the federal and state governments. At the federal level, the RCRA authorized the EPA to develop specific rules and regulations governing the generation, transportation, treatment, storage and disposal of hazardous solvent wastes as defined by the EPA. The Company believes that none of the solvent recycled in SystemOne(R) Washers when used in accordance with its intended purpose and instructions is subject to regulation as a "hazardous waste." In contrast, the Company believes that the mixture of solvent and contaminants which is periodically recovered from the machines of many of its competitors is subject to regulation as "hazardous waste."

              The Company believes that the ability to manage its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target customers currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil would enable the Company's customers to dispose of or recycle the residue at no significant additional cost and avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system. Even if the residue by-product was required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne(R) Washers effect a substantial reduction in the volume of waste product requiring disposal would still serve to significantly minimize disposal costs.

PRODUCT LIABILITY AND INSURANCE

              The Company is subject to potential product liability risks through the use of its industrial parts cleaning machines. The Company has implemented strict quality control measures and currently maintains product liability insurance with respect to such potential liabilities although there can be no assurance that such insurance would be adequate to cover any particular claim or that insurance will continue to be available on acceptable terms.

EMPLOYEES

              As of March 12, 2001, the Company had a total of 71 employees. This represents a significant reduction in staff from the same date a year ago when the Company had a total of 305 employees. This reduction is the direct consequence of a major corporate wide restructuring resulting from the Exclusive Marketing Agreement that included the elimination of the Company's entire field sales and service infrastructure. The Company plans to maintain its current corporate staff of approximately 28 personnel including corporate management, research and development and field product support and a manufacturing staff of approximately 43 employees.

ITEM 2. PROPERTIES

              The Company maintains its executive offices and its manufacturing and research and development facilities in a 75,000 square foot building located in Miami, Florida. The initial term of the lease for this facility expires September 30, 2002. This lease provides for a renewal term of five years and is exercisable at the Company's option upon six months' prior written notice. The Company's annual lease payments are approximately $580,000, subject to an annual 4.5% increase, plus the Company must pay all utilities charges and the Company's proportionate share of the facilities maintenance and operating expenses. The Company has the right to cancel this lease upon three months' prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities.

              The Company has closed all 56 service centers that supported its previous direct marketing and distribution efforts.

ITEM 3. LEGAL PROCEEDINGS

              The Company is not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

              The Company's Common Stock is traded in the Nasdaq SmallCap Market ("Nasdaq") under the symbol "STEK". The Company received a Nasdaq Staff Determination letter on March 2, 2001 advising the Company of the Staff's view that it is not in compliance with the net tangible assets, net income and capitalization requirements for continued listing. Because the Company believes that the Exclusive Marketing Agreement should result in enhanced operating and financial performance, it has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff determination although there can be no assurance that these enhanced results will be achieved. If the Company does not prevail at the hearing, its securities will be subject to delisting from the Nasdaq SmallCap Market but should continue to be listed on the OTC Electronic Bulletin Board. There can be no assurance that the Company will maintain its burden of demonstrating to the Panel that it can attain and sustain compliance with Nasdaq's listing requirements.

              The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock as reported by Nasdaq. The Nasdaq quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                      HIGH BID PRICE           LOW BID PRICE
                                      --------------           -------------
               1999
               Fourth Quarter           $  9.000                 $4.125
               Third Quarter             $12.250                 $6.000
               Second Quarter            $11.625                 $6.750
               First Quarter             $12.625                 $6.750

               2000
               Fourth Quarter             $3.375                 $1.344
               Third Quarter              $3.750                 $2.125
               Second Quarter             $6.000                 $2.563
               First Quarter              $9.125                 $4.625


              As of March 27, 2001, there were 37 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 27, 2001, the closing bid price of the Common Stock was $1.031 per share.

              To date, the Company has not declared or paid any dividends on its Common Stock. Pursuant to the terms of the Company's outstanding Convertible Subordinated Notes, its Senior Revolver (as defined below) and the Subordinated Loan Agreement (as defined below), the Company may not declare or pay any dividends or make any other distributions, except dividends or distributions payable in equity securities. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, contractual restrictions and other relevant factors. Also, payment of dividends are limited by the terms of the outstanding series of preferred stock. The Board does not intend to declare any dividends on its common stock in the foreseeable future, but instead intends to retain future earnings, if any, for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this report.

GENERAL

              The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company began to generate significant revenue from product sales in 1997 and since its inception has had only one quarter of profitability. The Company's operating expenses increased significantly between 1997 and 2000 in connection with the development of a direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. Unfortunately, despite the unparalleled economic, technological and environmental advantages offered by the Company's SystemOne(R) products, the market demand for a capital purchase or capital lease of parts washer equipment proved to be less than projected as there remained a strong preference in the parts washer market for the traditional month-to-month service charge or equipment rental. Consequently, revenues did not increase commensurately with the expenses of a direct marketing and distribution organization and the Company did not have the required large amounts of capital to finance rental inventory necessary to support a month-to-month rental program.

              The Company made a strategic shift by entering into the Exclusive Marketing Agreement with industry leader Safety-Kleen and, as a result, has eliminated its entire national direct sales and service infrastructure. Under the Exclusive Marketing Agreement, Safety-Kleen has been appointed the exclusive distributor of SystemOne(R) parts washer equipment in the United States, Puerto Rico, Canada and Mexico (the "Territory") and will take over service, maintenance and repair responsibility for previously sold SystemOne(R) Parts Washers. See "Item 1. Description of Business -- Recent Developments -- Exclusive Marketing Agreement with Safety-Kleen".

              The Company believes that the appointment of Safety-Kleen will substantially accelerate market penetration of its products, permit a reduction in annual operating expenses in 2001 of approximately $20 million compared to 1999 and $17 million compared to 2000 and should allow the Company to achieve positive earnings before interest, taxes, depreciation and amortization ("EBITDA"), a measure of operating cash flow, by the second quarter 2001, although there can be no assurance.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

              As a result of the Company entering into the Exclusive Marketing Agreement, the Company committed to a plan in November 2000 to restructure its operations with the major focus on its distribution network. The plan consisted of the following strategy: Suspend sales activities on November 30, 2000; terminate all field sales and service personnel; terminate office personnel as appropriate in areas including sales and service support, marketing, and product leasing; close all service centers and terminate leases; terminate leases for service fleet; return all inventory to the Miami warehouse; re-manufacture all used or demo inventory to a "new condition" standard; and sell all new and re-manufactured inventories to Safety-Kleen as well as the Company's small rental inventories. As a result of the Exclusive Marketing Agreement and the related restructuring efforts, the following one time, non-recurring restructuring and other charges, aggregating $5,992,968 were taken:

                  (1) The Company has issued Safety-Kleen a warrant, exercisable for five years, to purchase up to 1,134,615 shares of the Company's Common Stock at $3.50 per share, resulting in a charge of $2,072,146.

                  (2) The Company terminated approximately 200 employees and closed 56 service centers as part of its restructuring plan resulting in a charge of $1,020,635.

                  (3) Pursuant to the Exclusive Marketing Agreement, Safety-Kleen will take over all service, maintenance and repair responsibilities for previously sold SystemOne(R) Parts Washers. The Company has agreed to pay Safety-Kleen a service fee of $50.00 per warranty service issue on all previously sold SystemOne(R) Parts Washers still under warranty. In addition, the Company will maintain a call center to receive and track all warranty calls. A warranty charge in the amount of $1,570,508 was taken to cover projected additional warranty expenses over the remaining warranty period for all equipment delivered prior to the Company's entering into the Exclusive Marketing Agreement.

                  (4) The Exclusive Marketing Agreement requires that machines in the Company's inventory to be sold to Safety-Kleen must be new, or if not new, marketable as new. Used machines that could not be economically re-manufactured or upgraded to a new condition standard, were scrapped. These units included either extensively used older demo models, units that malfunctioned and were contaminated in inappropriate industrial environments or units not economically re-manufacturable. As a result, the Company took a charge of $661,467 related to scrapped units and inventory reserves.

                  (5) During much of the fourth quarter of 2000, the manufacturing facilities were under-utilized. Manufacturing personnel spent most of their time receiving, evaluating and re-manufacturing inventories or re-tooling the plant for the model 2001 introduction. The unabsorbed overhead of $362,073 and other miscellaneous items resulted in a charge of $668,212.

              The Company sold 6,862 SystemOne(R) units during 2000 compared to 7,389 units in 1999. During 2000, all units were sold through the Company's direct distribution infrastructure. Sales revenues decreased by $1,309,266, or 7%, to $17,524,059 for the year ended December 31, 2000 from $18,833,325 for the year ended December 31, 1999. The decrease in sales was due primarily to the Company's discontinuance of all field sales and service activities as of November 30, 2000 as a result of its entering into the Exclusive Marketing Agreement.

              Gross profit decreased by $752,548, or 7.2%, to $9,672,481 for the year ended December 31, 2000 from $10,425,029 for the year ended December 31, 1999. The decrease in gross profit is primarily volume related inasmuch as the 55.2% gross profit percentage in 2000 is relatively consistent with the 1999 gross profit percentage of 55.4%.

              Selling, general and administrative expenses incurred in 2000 were $20,682,467, which is a decrease of $3,274,435 or 13.7% from selling, general and administrative expenses in 1999 of $23,956,902. The decrease is the result of several factors: First, the Company continued to recognize reduced selling, general and administrative expenses from the consolidation of the Company's nationwide distribution and service infrastructure commenced in the first quarter of 2000. Second, the Company terminated approximately 90 sales people and sales managers effective November 30, 2000. Third, the Company suspended all sales activities in December 2000 resulting in no commissions or other expenses relating to selling and delivering products.

              Research and development increased by $31,962 or 7.5% from $427,666 for the year ended December 31, 1999 to $459,628 for the year ended December 31, 2000. The increase is due to the on-going development of the new 2001 model SystemOne(R) Parts Washer which will be in production in the fourth quarter of 2001 as well as continued development of the SystemOne(R) Paint Gun Washer, SystemOne(R) Immersion Washer and the SystemOne(R) Industrial Parts Washer.

              The Company recognized net interest expense of $2,914,897 during 2000, compared to net interest expense of $1,878,452 during 1999. The increase in net interest expense was primarily the result of increased amounts of debt at higher interest rates, including the amortization of debt discount associated with common stock warrants issued to lenders. See note 7 of notes to financial statements.

              As a result of the foregoing, the Company incurred a net loss of $20,377,479 for the year ended December 31, 2000 which is an increase of $4,539,488 from a net loss of $15,837,991 for the year ended December 31, 1999. Dividends on redeemable preferred stock increased by $1,168,691 or 257.8% as a result of a full year's dividends on the Series B and Series C Convertible Preferred Stock and the issuance of the Series D Convertible Preferred Stock in

May 2000. Dividends also include the amortization of preferred stock discounts associated with common stock warrants issued to investors. The Company's basic and diluted net loss to common shares increased $5,708,179 to $21,999,545 at December 31, 2000 from $16,291,366 at December 31, 1999, or a loss per common share of $4.64 for 2000 and $3.54 for 1999.

              Accounts receivable decreased $1,180,717 or 43% from $2,748,383 at December 31, 1999 to $1,567,666 at December 31, 2000 consistent with the decrease in sales noted above.

              Inventory decreased $3,088,936 or 62% from $4,961,991 at December 31, 1999 to $1,873,055 at December 31, 2000. The decrease is due to scrapping and reserving for approximately $900,000 of inventory as discussed above and to stopping production of units for most of November and December. There was an effort to sell inventory on hand and minimize raw materials in an effort to conserve cash.

              Accounts payable and accrued expenses decreased $220,338 or 7% from $3,321,122 at December 31, 1999 to $3,100,784 at December 31, 2000. The
decrease is due to reductions in accruals relating to wages, commissions, vacation and related taxes. These reductions are due to both changes in company policies and termination of employees relating to the restructuring plan.

              The Company's senior line of credit is classified as a long-term debt at December 31, 2000 and as current liability at December 31, 1999. The classification changed as a result of the entry into the Senior Revolver, as more fully discussed in "-- Liquidity and Capital Resources" below, which has a maturity date of May 30, 2003. The borrowings under the Senior Revolver increased $3,243,107 from $956,893 at December 31, 1999 to $4,200,000 at
December 31, 2000 to cover working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

              Net cash used in operating activities for year ended December 31, 2000 decreased by $5,000,703 to $8,600,524, compared to net cash used in operating activities of $13,601,227 for the prior year. The decrease is primarily attributable to: (i) a decrease of $1,180,717 in accounts receivable,
(ii) a decrease of $3,088,936 in inventory, (iii) a decrease of $699,448 in other assets, and (iv) an increase of $1,352,545 in accounts payable and accrued expenses including the warranty accrual discussed above. These sources of cash were offset by the $4,539,488 increase in the net loss for the year ended December 31, 2000 over the net loss for the year ended December 31, 1999.

              Net cash used in investing activities for the year ended December 31, 2000 was $9,224, a decrease of $373,910, compared to $383,134 used during the prior year. This decrease was a result of decreased purchases of machinery and equipment during the year ended December 31, 2000.

                  Net cash provided from financing activities for the year ended December 31, 2000 decreased by $3,512,248 to $8,185,295 from net cash provided from financing activities of $11,697,543 for the year ended December 31, 1999. The decrease is primarily attributable to net proceeds of $786,663 from the issuance of convertible preferred stock for the year ended December 31, 2000 compared to $10,999,983 for the year ended December 31, 1999, partially offset by net proceeds of $4,906,558 from the Senior Revolver and the Subordinated Loan Agreement described below, and proceeds of $3,698,786 for the issuance of common stock warrants.

              At December 31, 2000, the Company had negative net working capital of $848,165 and cash and cash equivalents totaling $487,784, compared to net working capital of $4,049,833 and cash and cash equivalents of $912,237 at December 31, 1999.

              On May 2, 2000, the Company sold an aggregate of 20,000 shares of new Series D Convertible Preferred Stock (the "Series D Preferred Stock") and issued warrants (the "May Warrants") to purchase up to 363,636 shares of Common Stock at a price of $5.50 per share for an aggregate purchase price of $2,000,000 to the Environmental Funds and Hanseatic (collectively, the "Investors"). See Note 8 of notes to financial statements which is incorporated herein by reference. In connection with the issuance of the Series D Preferred Stock, the Company entered into a Shareholders Agreement dated May 2, 2000 with the Investors, Environmental Opportunities Fund (Cayman) L.P. and Pierre G. Mansur, the Company's President and a director (the "Shareholders Agreement").

Pursuant to the Shareholders Agreement, Messrs. Paul A. Biddelman and Kenneth Ch'uan-k'ai Leung were appointed to the Board of Directors on May 29, 2000. Also, because the Company did not meet certain targeted results of operations during the third quarter of 2000, the holders of Series D Preferred Stock are entitled to nominate up to two additional individuals for the board. In addition, among other things, the Shareholders Agreement provides that certain decisions to be made by the board, including authorization of any merger or similar transaction or material acquisition, the issuance of certain securities or the employment of senior management, require concurrence of the directors designated by the holders of the Series D Preferred Stock.

              In accordance with its terms, as a result of the issuance of the Series D Preferred Stock the May Warrants and the Lender Warrants (as defined below), the conversion price of the Series B Convertible Preferred Stock was reduced to $4.68 and in accordance with their respective terms, the conversion prices of the Series C and Series D Preferred Stock as well as the exercise price of the May Warrants were reset to $3.50. In addition, each share of the Series B, C and Series D Preferred Stock is now convertible into 21.37, 28.57 and 28.57 shares of the Company's common stock, respectively, and the May Warrants are exercisable for 571,428 shares of the Company's common stock.

              The Company also amended its 1998 Common Stock Purchase Rights Agreement to allow the Investors to acquire the Series D Preferred Stock and the shares of common stock issuable upon conversion thereof and the exercise of the warrants described above without triggering the issuance of rights certificates.

              On August 7, 2000 (the "Issuance Date"), the Company entered into a Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. (collectively, the "Environmental Funds") and Hanseatic Americas, LDC ("Hanseatic"), as amended on November 10, 2000 and November 30, 2000 (collectively the "Subordinated Loan Agreement"), under which it borrowed an aggregate principal amount of $3,300,000. These borrowings are evidenced by promissory notes (the "Subordinated Promissory Notes"), maturing February 7, 2002, subject to prepayment at any time at the Company's option and mandatory prepayment to the extent of any proceeds received by the Company from the sale of any new securities of the Company or the borrowing of any additional money (other than purchase money debt and borrowings under the Senior Revolver). The Subordinated Promissory Notes initially bear interest at the rate of 12% per annum until the six month anniversary of the Issuance Date, 14% from the six month anniversary until the nine month anniversary of the Issuance Date and 16% thereafter until repaid in full. The Company's obligations under the Loan Agreement are secured by a lien on substantially all of its assets other than its intellectual property although such obligations have been subordinated to the Senior Revolver. Each of the Environmental Funds and Hanseatic are shareholders of the Company and Mr. Paul
A. Biddelman, President of Hanseatic Corporation, and Mr. Kenneth Ch'uan-K'ai Leung, Chief Investment Officer of the Environmental Funds, are directors of the Company. Pursuant to the Loan Agreement the Company issued warrants to purchase an aggregate of up to 942,858 shares of its common stock at $3.50 per share (the "Lender Warrants") and the Company is required to register such shares of common stock for resale under the Securities Act of 1933, as amended. The Company assigned a fair value of $2,513,142 to the Lender Warrants and has recorded this amount as a discount to the Subordinated Promissory Notes with a corresponding increase in Additional Paid In Capital. This discount is being amortized into interest expense over the term of the Subordinated Promissory Notes. The Lender Warrants may only be exercised for 50% and 75% of the common stock underlying the Lender Warrants prior to May 7, 2001 and August 7, 2001, respectively. In addition, if the Subordinated Promissory Notes are repaid prior to May 7, 2001, then 50% of the Lender Warrants will terminate, and, thereafter, if the loan is repaid prior to August 7, 2001, then 25% of the Lender Warrants will terminate.

              On November 30, 2000, the Company entered into a revolving credit loan agreement (the "Senior Revolver") with Hansa Finance Limited Liability Company ("Hansa") that provides the Company with a revolving line of credit for up to $5 million with a scheduled maturity of May 30, 2003. In connection with the Senior Revolver, the Company granted Hansa a security interest in substantially all of its assets including its intellectual properties. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's accounts receivable and inventory. The Advance Supplement was $3,000,000 through March 31, 2001 and $2,500,000 for the period April 1 2001 until maturity. Amounts advanced under the Senior Revolver accrue interest at the rate of 14% per annum payable monthly in arrears commencing December 31, 2000. As of December 31, 2000, amounts advanced under the Senior Revolver totaled $4,200,000. Hansa is controlled indirectly by Hanseatic Corporation and Paul Biddelman, one of the Company's directors, is the President of Hanseatic Corporation.

              Proceeds from the Senior Revolver were used to satisfy the Loan and Security Agreement with Guarantee Business Credit Corporation, as assignee of Capital Business Credit, a division of Capital Factors, Inc., which has been terminated.

              The Company's primary sources of cash have been the net proceeds from sales of Preferred Stock, the Company's lease financing arrangement with SierraCities.Com, the Senior Revolver, the Subordinated Loan Agreement and direct sales to customers.

              The Company's material financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $85,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), noncash interest payments on the Company's 8.25% Subordinated Convertible Notes (the "Notes") (approximately $132,000 per month), noncash dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock (approximately $97,000 per month), interest payments on its Senior Revolver (up to approximately $58,000 per month) and Subordinated Loan Agreement (approximately $38,000 per month).

              Since the Exclusive Marketing Agreement with Safety-Kleen became effective, the Company has commenced shipping machines to Safety-Kleen and Safety-Kleen has commenced paying the Company according to the terms of the agreement. Assuming Safety-Kleen's continued performance, the Company currently anticipates that for 2001 it will not require additional equity or debt financing in excess of that available under the Senior Revolver, although there can be no assurance. However, as described in notes 7 and 8 of notes to the financial statements, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in 2002 to repay long-term debt and the redeemable preferred stock as follows:

                       DEBT       PREFERRED STOCK       TOTAL
                    -----------   ---------------     -----------

2002                $ 4,292,199      $        --      $ 4,292,199
2003                 27,191,022               --       27,191,022
2004                         --       20,326,215       20,326,215
                    -----------      -----------      -----------
    Total           $31,483,221      $20,326,215      $51,809,436
                    ===========      ===========      ===========

              The Company believes that it may need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms.

              The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its direct national marketing and distribution organization, and has a net capital deficiency. As of December 31, 2000, the Company's accumulated deficit totaled $57,255,636. The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2000 because of the Company's recurring losses from operations; its accumulated capital deficit; and the uncertainties associated with (a) the Exclusive Marketing Agreement, including the fact that Safety-Kleen has not yet emerged from bankruptcy proceedings, and (b) the Company's ability to raise additional capital that may be required to meet maturities of long-term debt and redeemable preferred stock, commencing in 2002.

YEAR 2000

              The Company's computer operating systems, and those of its vendors, customers and key suppliers are compliant with Year 2000 standards and the Company did not experience any adverse effects on its business operations as result of the Year 2000 issue.

NEW ACCOUNTING STANDARD

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

              Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (A) EXHIBITS

              EXHIBIT       DESCRIPTION
              -------       -----------

               *3.1 Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)).

               *3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

               *4.1 The rights of holders of shares of the Company's Common Stock, par value $.001, Series B Preferred Stock, $1.00 par value per share, Series C Preferred Stock, $1.00 par value per share and Series D Preferred Stock, $1.00 par value per share are set forth in the Company's Amended and Restated Articles of Incorporation as referenced in Exhibits
                             3.1 and 3.2 hereto.

               *4.2 Certificate for Shares of Common Stock, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

               *4.3 Certificate for Shares of Series B Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on May 27, 1999 (Commission File Number: 000-21325)).

              EXHIBIT       DESCRIPTION
              -------       -----------

               *4.4 Certificate for Shares of Series C Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on August 31, 1999 (Commission File Number:
                             000-21325)).

               *4.5 Certificate for Shares of Series D Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on May 15, 2000 (Commission File Number: 000-21325)).

               *4.6 Representatives' Warrant Agreement between the Company and the Underwriter (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

               4.7           Form of Warrant dated November 10, 2000

               *4.8 Form of Warrant dated May 2, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number 000-21325)).

               *4.9 1998 Common Stock Purchase Rights Agreement, dated as of October 1, 1998, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A12G filed with the Commission on October 6, 1998 (Commission File Number:
                             000-21325)), as amended by (i) First Amendment to Rights Agreement, dated as of May 2, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)), (ii) Second Amendment to Rights Agreement, dated as of August 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)), and
                             (iii) Third Amendment to Rights Agreement, dated as of November 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A12G/A filed with the Commission on December 28, 2000 (Commission File Number:
                             000-21325)).

               *4.10 Subordinated Convertible Note Purchase Agreement, dated February 23, 1998 between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 3, 1998 (Commission File Number: 000-21325)).

               *4.11 Form of 8 1/4% Subordinated Convertible Note dated February 23, 1998 (incorporated by reference to
                             Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on March 3, 1998 (Commission File Number: 000-21325)).

              EXHIBIT       DESCRIPTION
              -------       -----------

               4.12 First Amendment to 81/4% Subordinated Convertible Notes, dated July 31, 2000.

               *10.1 Shareholders Agreement, dated May 2, 2000 by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on May 15, 2000 (Commission File Number:
                             000-21325)).

               *10.2 The Company's Executive Incentive Plan, as amended to date (incorporated by reference to Annex A of the Company's Definitive Schedule 14A, filed with the Commission on June 14, 2000 (Commission File
                             Number: 000-21325)).

               *10.3 Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

               *10.4 Intertek Testing Services Listing, Labeling, and Follow-up Service Agreement (incorporated by reference to Exhibit 10.32 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (Commission File Number 000-21325)).

               *10.5 Vendor Lease Plan Agreement between the Company and First Sierra Financial, Inc. dated as of November 15, 1998 (incorporated by reference to Exhibit
                             10.39 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (Commission File Number 000-21325)).

               *10.6 Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File
                             Number: 000-21325)).

               10.7 First Amendment to Loan Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

               10.8 Second Amendment to Loan Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

               *10.9 Letter Agreement regarding the Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund (Cayman), L.P., Hanseatic Americas LDC, Paul Mansur and Pierre Mansur (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)).

              EXHIBIT       DESCRIPTION
              -------       -----------

               10.10         Form of Subordinated Promissory Note dated November
                             30, 2000.

               *10.11 Security Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File
                             Number: 000-21325)).

               10.12 First Amendment to Security Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II
                             (Institutional), L.P. and Hanseatic Americas LDC.

               10.13 Second Amendment to Security Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II
                             (Institutional), L.P. and Hanseatic Americas LDC.

               10.14 Employment Agreement between Pierre G. Mansur and the Company dated July 1, 2000

               10.15 Employment Agreement between Paul I. Mansur and the Company dated July 1, 2000

               10.16 Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between the Company and Safety-Kleen Systems, Inc.

               10.17 Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

               10.18         Revolving Credit Note, dated as of November 30,
                             2000.

               10.19 Security Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

               10.20 Master Lease Agreement, dated as of December 14, 1997 between the CIT Group/Equipment Financing, Inc. and the Company.

               23.1          Consent of KPMG LLP

               --------------
               *  Previously Filed

              (B) REPORTS OF FORM 8-K

                  On December 28, 2000 the Company filed a Current Report on Form 8-K disclosing that the Exclusive Marketing Agreement with Safety-Kleen became fully effective.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SYSTEMONE TECHNOLOGIES INC.


Dated: March 30, 2001                         By: /s/ PAUL I. MANSUR
                                                 ---------------------------
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURES                                  TITLE                            DATE
                 ----------                                  -----                            ----

/s/ PIERRE G. MANSUR                           Chairman of the Board and                 March 30, 2001
- -----------------------------------------          President; Director
Pierre G. Mansur


/s/ PAUL I. MANSUR                             Chief Executive Officer;                  March 30, 2001
- -----------------------------------------          Principal Executive Officer;
Paul I. Mansur                                     Director


/s/ STEVEN M. HEALY                            Director of Finance and                   March 30, 2001
- -----------------------------------------          Controller; Principal
Steven M. Healy                                    Financial Accounting Officer


/s/ KENNETH CH'UAN-K'AI LEUNG                  Director                                  March 30, 2001
- -----------------------------------------
Kenneth C. Leung

/s/ PAUL A. BIDDELMAN                          Director                                  March 30, 2001
- -----------------------------------------
Paul A. Biddelman



                          INDEX TO FINANCIAL STATEMENTS

                                                       PAGE
                                                       ----

Independent Auditors' Report                            F-2

Balance Sheets as of December 31, 2000 and 1999         F-3

Statements of Operations for the years ended
    December 31, 2000 and 1999                          F-4

Statements of Stockholders' Deficit for the
    years ended December 31, 2000 and 1999              F-5

Statements of Cash Flows for the years ended
    December 31, 2000 and 1999                          F-6

Notes to Financial Statements                           F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SystemOne Technologies Inc.

         We have audited the accompanying balance sheets of SystemOne Technologies Inc., formerly known as Mansur Industries Inc. (the "Company"), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in the establishment of its national direct marketing and distribution organization and has a net capital deficiency. The Company may also need to raise additional capital that may be required to pay maturing issues of long term debt and redeemable convertible preferred stock. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters, relating principally to a recently executed marketing and distribution agreement with Safety-Kleen Services, Inc. are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP


Miami, Florida
March 2, 2001

                           SYSTEMONE TECHNOLOGIES INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                           2000               1999
                                                                      ------------       ------------

                               ASSETS
Current assets:
    Cash and cash equivalents                                         $    487,784       $    912,237
    Accounts receivable, net                                             1,567,666          2,748,383
    Inventory, net                                                       1,873,055          4,961,991
    Other assets                                                           124,463            584,461
                                                                      ------------       ------------
        Total current assets                                             4,052,968          9,207,072

    Property and equipment, net                                          2,228,778          2,866,114
    Other assets                                                           666,950            906,400
                                                                      ------------       ------------
        Total assets                                                  $  6,948,696       $ 12,979,586
                                                                      ============       ============

                LIABILITIES, REDEEMABLE CONVERTIBLE
             PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                             $  3,100,784       $  3,321,122
    Restructuring accrual                                                  300,936                 --
    Warranty accrual                                                     1,029,553            400,174
    Deferred revenue                                                       188,914            159,826
    Line of credit                                                              --            956,893
    Current installments of obligations under capital leases               280,546            956,893
                                                                      ------------       ------------
        Total current liabilities                                        4,901,133          5,157,239
                                                                      ------------       ------------

    Long-term debt                                                      25,363,958         18,262,362
    Other long-term liabilities                                            943,504                 --
                                                                      ------------       ------------
        Total liabilities                                               31,208,595         23,419,601
                                                                      ------------       ------------
Redeemable convertible preferred stock, at redemption value             15,542,400         12,403,200
    Less unamortized discount                                           (1,680,313)          (949,842)
                                                                      ------------       ------------
        Net redeemable convertible preferred stock                      13,862,087         11,453,358
                                                                      ------------       ------------

Stockholders' deficit:
    Preferred stock, $1.00 par value per share. Authorized
        1,500,000 shares, 155,424 issued and outstanding
        (124,032 in 1999), at redemption value                          15,542,400         12,403,200
         Less redeemable preferred stock                               (15,542,400)       (12,403,200)
    Common stock, $0.001 par value per share. Authorized
        25,000,000 shares, issued and outstanding 4,742,923                  4,743              4,743
    Additional paid-in capital                                          19,128,907         13,357,975
    Accumulated deficit                                                (57,255,636)       (35,256,091)
                                                                      ------------       ------------
             Total stockholders' deficit                               (38,121,986)       (21,893,373)
                                                                      ------------       ------------
             Total liabilities, redeemable convertible preferred
                  stock and stockholders' deficit                     $  6,948,696       $ 12,979,586
                                                                      ============       ============


See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      2000               1999
                                                                   ------------       ------------
Revenue                                                            $ 17,524,059       $ 18,833,325
Costs of goods sold                                                  (7,851,578)        (8,408,296)
                                                                   ------------       ------------
                   Gross profit                                       9,672,481         10,425,029
                                                                   ------------       ------------

Operating expenses:
     Selling, general and administrative                             20,682,467         23,956,902
     Research and development                                           459,628            427,666
     Restructuring and other charges                                  5,992,968                 --
                                                                   ------------       ------------
                   Total operating expenses                          27,135,063         24,384,568
                                                                   ------------       ------------
                   Loss from operations                             (17,462,582)       (13,959,539)

Interest expense                                                     (2,952,775)        (1,967,830)
Interest income                                                          37,878             89,378
                                                                   ------------       ------------
                   Net loss                                         (20,377,479)       (15,837,991)

Dividends and accretion of discount on redeemable convertible
    preferred stock                                                  (1,622,066)          (453,375)
                                                                   ------------       ------------
Net loss to common shares                                           (21,999,545)      $(16,291,366)
                                                                   ============       ============
Basic loss per common share                                        $      (4.64)      $      (3.54)
                                                                   ============       ============
Weighted average shares outstanding                                   4,742,923          4,605,708
                                                                   ============       ============


See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                     COMMON STOCK            ADDITIONAL                          TOTAL
                                                 ------------------------      PAID-IN       ACCUMULATED       STOCKHOLDERS'
                                                  SHARES           PAR          CAPITAL         DEFICIT          DEFICIT
                                                 ---------    ------------    ------------    ------------     ------------
Balance,  December 31, 1998                      4,601,309    $      4,601    $ 11,115,858    $(18,964,725)    $ (7,844,266)

Shares issued for advisory fees                      6,060               6          43,171                           43,177

Conversion of notes into common stock              135,554             136       2,198,946                        2,199,082

Net loss                                                                                       (15,837,991)     (15,837,991)

Payment of in-kind dividends on preferred
   stock                                                                                          (453,375)        (453,375)
                                                 ---------    ------------    ------------    ------------     ------------
Balance,  December 31, 1999                      4,742,923           4,743      13,357,975     (35,256,091)     (21,893,373)
Warrants issued                                                                  5,770,932                        5,770,932

Net loss                                                                                       (20,377,479)     (20,377,479)

Payment of in-kind dividends and accretion
   of discount on preferred stock                                                               (1,622,066)      (1,622,066)
                                                 ---------    ------------    ------------    ------------     ------------
Balance,  December 31, 2000                      4,742,923    $      4,743    $ 19,128,907    $(57,255,636)    $(38,121,986)
                                                 =========    ============    ============    ============     ============


See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                              2000             1999
                                                                         ------------     ------------
Cash flows from operating activities:
     Net loss                                                            $(20,377,479)    $(15,837,991)
     Adjustments to reconcile net loss to net cash used
      in operating activities
      Depreciation                                                            811,952          699,027
      Amortization                                                            947,546               --
      Payment-in-kind of interest on convertible debt                       1,708,484        1,595,687
      Restructuring and other charges                                       2,373,082               --
      Other                                                                   404,547           74,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                1,026,590         (567,329)
         Inventories                                                        2,673,124         (884,843)
         Other assets                                                         449,997            2,552
         Accounts payable and accrued expenses                              1,352,545        1,331,632
         Deferred revenue                                                      29,088          (13,962)
                                                                         ------------     ------------
         Net cash used in operating activities                             (8,600,524)     (13,601,227)
                                                                         ------------     ------------
Cash flows used in investing activities:
   Purchase of equipment                                                       (9,224)        (383,134)
                                                                         ------------     ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                 4,986,858               --
   Proceeds from issuance of common stock warrants                          3,698,786               --
   Proceeds from line of credit                                             1,209,284          956,893
   Proceeds from issuance of preferred stock                                  786,663       10,999,983
   Repayment of line of credit                                             (2,166,177)              --
   Repayments of capital lease obligations                                   (330,119)        (259,333)
                                                                         ------------     ------------
                  Net cash provided by financing activities                 8,185,295       11,697,543
                                                                         ------------     ------------
                  Net decrease in cash and equivalents                       (424,453)      (2,286,818)
Cash and equivalents at beginning of year                                     912,237        3,199,055
                                                                         ------------     ------------
Cash and equivalents at end of year                                      $    487,784     $    912,237
                                                                         ============     ============
Supplemental disclosures:
   Interest paid                                                         $    294,774     $     98,871
   Taxes paid                                                            $         --     $         --
   Noncash financing and investing activities:
         Value of common stock purchase warrants issued in connection
           with the Safety-Kleen agreement                               $  2,072,146     $         --

         New capital lease obligations                                   $         --     $      8,875
         Payment of in-kind interest on convertible debt                 $  1,708,484     $  1,595,687
         Payment of in-kind dividends on redeemable preferred stock      $  1,622,066     $    453,375

See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) THE COMPANY

During 2000, the Company changed its name from Mansur Industries Inc. to SystemOne Technologies Inc.

The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded ten patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The Company was incorporated in November 1990, commenced the sale of SystemOne washers in July 1996 and sold approximately 20,000 total SystemOne units through December 31, 2000.

On November 14, 2000, the Company entered into an exclusive Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with industry leader Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen") representing a major strategic shift in direction and focus for the Company. The Company anticipates that this relationship will greatly enhance its financial and operating performance and substantially accelerate market penetration. By joining with Safety-Kleen, the Company has united its proprietary breakthrough technologies with the industry market leader for the past thirty years, providing both companies with unparalleled competitive advantages.

Under the Exclusive Marketing Agreement, Safety-Kleen has been appointed the exclusive distributor of SystemOne parts washer equipment in the United States, Canada, Mexico and Puerto Rico (the "Territory"). Safety-Kleen commenced marketing the Company's products throughout Safety-Kleen's 173 branch locations across North America during early 2001. The Company has retained the right to distribute its equipment outside of these markets as well as the right, subject to a right of first offer for Safety-Kleen, to market newly developed industrial and commercial parts washers through other distribution channels.

As a result of the Exclusive Marketing Agreement, the Company committed to a plan in November 2000 to restructure its operations. The plan consisted of the following strategy: Suspend sales activities on November 30, 2000; terminate all field sales and service personnel; terminate office personnel as appropriate in areas including sales and service support, marketing, and product leasing; close all service centers and terminate leases; terminate leases for the service fleet; return all equipment inventory to the Miami warehouse and classify as new, demo, requiring re-manufacturing or to be scrapped; re-manufacture all used or demo inventory to a "New Condition" standard; and sell all new, re-manufactured and rental equipment inventories to Safety-Kleen. See note 10 for a summary of restructuring and other charges relating to restructuring of the Company's operations.

(b) BASIS OF PRESENTATION

The balance sheet for December 31, 1999 has been restated to classify convertible preferred stock with mandatory redemption provisions outside of stockholders' equity. Certain other amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

(d) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(e) PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(f) OTHER ASSETS

Debt issue costs associated with the Company's 8.25% Subordinated Convertible Notes due 2003 are being amortized using the effective interest method over the term of the notes. Amortization expense, included in interest expense, for the year ended December 31, 2000 and 1999 was $245,284 and $273,272, respectively. The balance of unamortized debt issue costs at December 31, 2000 was $546,116.

(g) WARRANTY ACCRUAL

The Company warrants that its products will be free of material defects during the warranty period and, if properly used in accordance with the operator manual, will not generate hazardous waste under current interpretations of applicable federal and state regulations. For sales prior to May 1999, the standard warranty period on all products of the Company was five years. Commencing in May, 1999, the standard warranty was reduced to three years and, for an additional fee, customers could purchase an extended two-year warranty contract. The Company accrues estimated standard warranty costs at the time parts washers are sold to customers. Revenue received for extended warranty contracts is deferred and amortized over the extended warranty period. See note
(h) below.

As part of the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne parts washers. The Company is obligated to pay Safety-Kleen for each service issue associated with warranty matters. As a result of eliminating its service infrastructure and the need to maintain a call center for warranty calls, the Company accrued additional warranty costs of $1,570,508.

(h) DEFERRED REVENUE

Deferred revenue relates to (a) extended two-year warranty contracts purchased by customers, and (b) amounts received in advance from customers who have enrolled in the Company's "Total Care Program", an agreement to provide solvent replenishment and maintenance services for a one-year term. Deferred revenue is recognized in income on the straight-line basis over the terms of each contract.

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's long term debt and redeemable convertible preferred stock has been estimated by discounting the future cash flows at rates currently offered to the Company for similar securities of comparable maturities. The fair values of all other financial instruments approximate their carrying amounts.

(j) REDEEMABLE CONVERTIBLE PREFERRED STOCK

The shares of each series of redeemable convertible preferred stock were issued at discounts from their mandatory redemption values. The carrying amounts of the preferred stocks are being accreted to their mandatory Liquidation Values using the straight-line method, from the date of issuance of each series to the date of mandatory redemption.

(k) REVENUE RECOGNITION

The Company recognizes revenue at the time equipment is delivered to and accepted by its customers.

(l) RESEARCH AND DEVELOPMENT

Research and development expenses incurred in connection with engineering activities related to the development of industrial parts cleaning machinery are expensed as incurred.

(m) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the years ended December 31, 2000 and 1999, a valuation allowance has been recorded to reduce the net deferred tax assets to the estimated recoverable amounts.

(n) BASIC AND DILUTED NET LOSS PER SHARE

For the years ended December 31, 2000 and 1999, basic and diluted net loss per share is computed based on a weighted-average number of common shares outstanding of 4,742,923 and 4,605,708, respectively. Diluted loss per share has not been presented separately, because the effect of the additional shares issuable for convertible debt, convertible preferred stock and the outstanding common stock options and warrants are anti-dilutive for each year. Common shares issuable in connection with convertible debt, convertible preferred stock and common stock options and warrants total 8,080,667 and 2,788,652 shares, respectively, at December 31, 2000 and 1999.

(o) USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) LIQUIDITY

As indicated in the accompanying financial statements, the Company's accumulated deficit totaled $57,255,636 and $35,256,091 at December 31, 2000 and 1999,
respectively. Through November of 2000, such deficits have primarily resulted from expenses incurred to establish a national direct marketing, distribution and support organization. As described in note 1(a) above, in November 2000, the Company entered into the Exclusive Marketing Agreement with Safety-Kleen. The Company has incurred significant costs and expenses related to the Exclusive Marketing Agreement and in connection with restructuring its operations. See note 10 for additional information.

Safety-Kleen is currently operating under Chapter 11 of the US Bankruptcy code. The Exclusive Marketing Agreement, which has been approved by the Bankruptcy Court, (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company's parts washing equipment within the Territory, and (b) obligates Safety-Kleen to purchase minimum quantities of the Company's parts washing equipment for each contract year within the Exclusive Marketing Agreement. The initial term of the Exclusive Marketing Agreement is five years and the Exclusive Marketing Agreement may be automatically extended for two additional five-year terms. However, with 180 days prior notice, Safety-Kleen may terminate the Exclusive Marketing Agreement after the second contract year. Also, the automatic extensions are dependent upon the parties reaching an agreement in writing as to Safety-Kleen's minimum purchase commitments for each contract year during any renewal term. Outside the Territory, the Company retains the rights to sell, lease, rent and service all of its parts washing equipment directly, or through other distributors or agents.

The minimum annual sales escalate from 10,000 equivalent units during each of the first two contract years to 18,000 equivalent units during the fifth contract year at specified prices, including deferred payments on each unit sold payable in 36 equal monthly installments. At prices currently in effect, the minimum revenue from the Exclusive Marketing Agreement is estimated to be $17,000,000 for 2001. Also, Safety-Kleen has taken over all service, maintenance and warranty responsibilities for the installed base of SystemOne(R) Parts Washers, allowing the Company to dismantle its entire national sales and service infrastructure. As a result of the Exclusive Marketing Agreement, management estimates annual selling, general and administrative cost savings in 2001 of approximately $20 million compared to 1999 and $17 million compared to 2000.

Primarily as a result of the Exclusive Marketing Agreement, management estimates that no additional financing will be required in 2001 and that cash provided by operating activities will be positive. However, as described in notes 7 and 8, if the convertible debt and redeemable convertible preferred stock are not converted to common stock, significant amounts of cash would be required commencing in 2002 as follows:

                       DEBT              PREFERRED STOCK             TOTAL
                    -----------          ----------------         -----------

2002                $ 4,292,199            $        --            $ 4,292,199
2003                 27,191,022                     --             27,191,022
2004                         --             20,326,215             20,326,215
                    -----------            -----------            -----------
    Total           $31,483,221            $20,326,215            $51,809,436
                    ===========            ===========            ===========

The Company may need to obtain new debt or equity capital to fund all or part of the required cash payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms.

(3) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following at December 31, 2000 and 1999:

                                                      2000             1999
                                                   ----------       ----------

         Trade receivables                         $1,836,636       $2,863,225
         Less: allowance for doubtful accounts        268,970          114,842
                                                   ----------       ----------
                                                   $1,567,666       $2,748,383
                                                   ==========       ==========

(4) INVENTORY, NET


Inventories consist of the following at December 31, 2000 and 1999:

                                                       2000         1999
                                                    ----------   ----------
         Raw materials                              $1,326,588   $1,667,674
         Work in process and finished goods            733,160    3,346,422
                                                    ----------   ----------
                                                     2,059,748    5,014,096

         Less: allowance for obsolete inventories      186,693       52,105
                                                    ----------   ----------
                                                    $1,873,055   $4,961,991
                                                    ==========   ==========

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2000 and 1999 consist of the following:

                                                                                                     USEFUL
                                                                   2000                1999           LIVES
                                                                   ----                ----           -----
                 Furniture and equipment                       $    607,083        $    672,657      5 years
                 Machinery and equipment                          2,768,038           2,775,989      5 years
                 Leasehold improvements                             294,825             294,825      5 years
                                                               ------------        ------------
                                                                  3,669,946           3,743,471
                 Less accumulated depreciation and
                      amortization                                1,441,168             877,357
                                                               ------------        ------------
                                                               $  2,228,778        $  2,866,114
                                                               ============        ============


(6) LEASE AGREEMENTS

The Company has a lease obligation for its corporate headquarters that expires on September 30, 2002. This lease provides for a renewal term of five years exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are approximately $580,000 subject to an annual increase of 4.5 percent, which does not include utilities and the Company's proportionate share of the facilities maintenance and operating expenses.

The Company has closed all 56 service centers that supported its previous direct marketing and distribution efforts.

The Company also leased approximately 57 service fleet vehicles under various operating leases expiring in twelve to twenty-four months. These leases are in the process of being assigned to or subleased by Safety-Kleen.

Total rent expense was $2,500,851 and $2,295,890 for the years ended December 31, 2000 and 1999, respectively.

The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next five years. At December 31, 2000 and 1999, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                              2000         1999
                                          ----------   ----------

         Machinery and equipment          $1,298,853   $1,582,629
         Less  accumulated amortization      292,309      258,683
                                          ----------   ----------
                                          $1,006,544   $1,323,946
                                          ==========   ==========


Amortization of assets held under capital leases is included with depreciation expense.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are as follows:

                                                                                  CAPITAL           OPERATING
                 YEAR ENDING DECEMBER 31,                                         LEASES             LEASES
                 ------------------------                                         ------             ------
                 2001                                                             $318,043            $928,515
                 2002                                                              314,699             533,525
                 2003                                                              154,916
                                                                                 ---------          ----------
                 Total minimum lease payments                                      787,658          $1,462,040
                                                                                                    ==========

                 Less amount representing interest (at rates ranging
                 from 6.35% to 8.25%)                                               77,014
                                                                                 ---------
                 Present value of net minimum capital lease payments               710,644

                 Less current installments of obligations under capital
                 leases                                                            280,946
                                                                                 ---------
                 Obligations under capital leases,
                 excluding current installments                                   $429,698
                                                                                 =========


(7) LONG TERM DEBT

Long-term debt consists of the following:

                                                                 2000          1999
                                                             -----------   -----------
         Subordinated  Convertible Notes, with interest at
            8.25%, due February 23, 2003                     $19,070,969   $17,540,823
         Revolving  credit loan, with interest at 14%, due
            May 30, 2003                                       4,200,000            --
         Subordinated promissory notes payable, with
            interest  at  rates  ranging  from 12% to 16%,
            due February 7, 2002                               3,300,000            --
         Capital leases (note 6)                                 429,698       721,539
         Accrued interest                                        178,338            --
                                                             -----------   -----------
                                                              27,179,005    18,262,362
         Less unamortized note discount                        1,815,047            --
                                                             -----------   -----------
                                                             $25,363,958   $18,262,362
                                                             ===========   ===========

The Subordinated Convertible Notes are unsecured and are subordinate and junior to all indebtedness of the Company. Pursuant to these notes, the Company is not permitted to incur, create, assume or guarantee, or otherwise become liable in any manner with respect to any indebtedness (the "Incurrence") unless, after giving pro forma effect to the Incurrence, the ratio of total debt, as defined, to income before (i) interest, (ii) income taxes, and (iii) depreciation and amortization, is less than 6.0:1.0; provided, however, the Company may incur up to $10 million of total debt, excluding the notes, at any time.

Through February 2000, interest is payable semi-annually on the Company's Subordinated Convertible Notes through the issuance of additional such notes and thereafter, at the election of the Company, is payable either in cash or through the issuance of additional such notes. The Subordinated Convertible Notes are convertible by the holders thereof into shares of the Company's common stock at a conversion price equal to $17.00 per share.

The Subordinated Convertible Notes may be redeemed by the Company at a redemption price of 104% of the principal amount plus any accrued but unpaid interest commencing February 24, 2001. After February 23, 2002 the redemption price is 102% of the principal amount plus any accrued but unpaid interest.

The Revolving Credit Loan Agreement (the "Senior Revolver") provides the Company with a $5 million revolving line of credit. In connection with the Senior Revolver, the Company granted the lender a security interest in substantially all of the Company's assets, including its intellectual properties. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's accounts receivable and inventory. The Advanced Supplement was $3,000,000 through March 31, 2001 and $2,500,000 for the period April 1, 2001 until maturity.

Interest on the Subordinated Promissory Notes increased from 12% to 14% on February 7, 2001 and then increases to 16% on May 7, 2001. Interest is due and payable on maturity of the Subordinated Promissory Notes, which is February 7, 2002. In connection with the Subordinated Promissory Notes, the Company granted the lenders a security interest in substantially all of the Company's assets other than its intellectual property. The security interest is subordinated to the Senior Revolver.

The Company issued warrants to the lenders under the Subordinated Promissory Notes expiring in August 2005, to purchase an aggregate of up to 942,858 shares of the Company's common stock at an exercise price of $3.50 per share. The warrants may be exercised for 50% and 75% of the common stock underlying the warrants prior to May 7, 2001 and August 7, 2001, respectively. If the Subordinated Promissory Notes are paid prior to May 7, 2001, 50% of the warrants will terminate. If the Subordinated Promissory Notes are paid after May 7, 2001 and prior to August 7, 2001, 25% of the warrants will terminate. The fair value of the warrants, based on the Black-Scholes option pricing model, of $2,513,442 was charged to unamortized note discount and credited to additional paid-in capital. The discount is being amortized to interest expense over the term of the Subordinated Promissory Notes.

The Senior Revolver and the Subordinated Promissory Notes may be prepaid without penalty. Any cash proceeds from any new financing or the issuance of stock must be used for the payment of interest and principal on the Senior Revolver and the Subordinated Promissory Notes.

Long-term debt matures as follows:

                 2001                      $        --
                 2002                        3,623,601
                 2003                       23,555,404
                                           -----------
                                           $27,179,005
                                           ===========


Assuming the Company (a) continues to pay in-kind interest on the Subordinated Convertible Notes, and (b) pays interest currently on the Senior Revolver, the aggregate amounts payable on the scheduled maturities would be as follows:

                 2002                      $ 4,292,199
                 2003                       27,191,022
                                           -----------
                                           $31,483,221
                                           ===========

The carrying amount of debt, excluding capital leases, was approximately $24.9 million and $17.5 million at December 31, 2000 and 1999, respectively. Management estimates the fair value of the debt to be $15.9 million and $15.5 million at December 31, 2000 and 1999, respectively.

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK

Shares of redeemable convertible preferred stock (the "Preferred Stock"), stated at redemption values of $100 per share net of unamortized discount, are outstanding as follows:

                                                                     2000            1999
                                                                 ------------    ------------
         8.25% Series B. Authorized 150,000 shares, issued and
            outstanding 57,590 shares (53,085 in 1999)           $  5,759,000    $  5,308,500
         8.00% Series C. Authorized 150,000 shares, issued and
            outstanding 76,735 shares (70,947 in 1999)              7,673,500       7,094,700
         8.25% Series D. Authorized 150,000 shares, issued and
            outstanding 21,099 shares                               2,109,900             --
                                                                 ------------    ------------
                                                                   15,542,400      12,403,200
         Less unamortized discount                                 (1,680,313)       (949,842)
                                                                 ------------    ------------
                                                                 $ 13,862,087    $ 11,453,358
                                                                 ============    ============

Each series of the Preferred Stock has a Liquidation Value of $100 per share. The dividend rate payable on all outstanding shares is applied to the Liquidation Value of each share per annum. Through the second anniversary of the issuance of each series of the Preferred Stock, all dividends are payable by the issuance of additional shares of the applicable Preferred Stock valued at the Liquidation Value. Thereafter, all dividends may, at the option of the Company, be paid either through the issuance of additional shares of the applicable Preferred Stock, cash or any combination of such Preferred Stock or cash.

At any time prior to May 7, 2004 (the "Mandatory Redemption Date"), each holder of Preferred Stock may convert all or part of their shares of Preferred Stock into shares of the Company's common stock at the following conversion prices (in each case subject to adjustment in certain circumstances):

         $4.68 per share for the Series B Preferred Stock
         $3.50 per share for the Series C Preferred Stock
         $3.50 per share for the Series D Preferred Stock

Commencing on May 17, 2002, the Company shall have the right to redeem any outstanding shares of each series of Preferred Stock at a redemption price of 104% of the Liquidation Value of the redeemed shares, if redemption occurs during 2002 or 102%, if redemption occurs during 2003. The holders of the Preferred Stock are entitled to vote together with the holders of the Company's Common Stock as a single class on all matters to come before a vote of the shareholders of the Company. Each share of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which it is then convertible. The Company is also required to register the shares of common stock underlying each series of Preferred Stock for resale under the Securities Act of 1933, as amended.

On the Mandatory Redemption Date, the Company is required to redeem each series of Preferred Stock outstanding at a redemption price per share equal to the Liquidation Value plus accrued and unpaid dividends. Assuming the Company continues to issue dividends on each series of Preferred Stock by issuing additional shares of Preferred Stock, the aggregate amount redeemable on May 17, 2004 would be $20,326,215. If on the Mandatory Redemption Date, funds legally available are insufficient to redeem all shares, any available funds will be used to redeem shares of Preferred Stock on a proportionate basis. If all outstanding shares of Preferred Stock are not redeemed, the then current conversion price with respect to any shares not redeemed will be reduced (but not increased) to the greater of (a) 50% of the then current conversion price, and (b) the closing price of the Company's common stock as reported by Nasdaq on the Mandatory Redemption Date.

The purchasers of the Series D Preferred Stock received warrants which expire in April 2005, to acquire an aggregate of 571,428 shares of the Company's common stock at an exercise price of $3.50 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, of $1,185,644 was charged to unamortized discount and credited to additional paid-in capital. The discount is being accreted to dividends on the Preferred Stock over the period through to the Mandatory Redemption Date.

The carrying amount of the Preferred Stock was approximately $13.9 million and $11.5 million at December 31, 2000 and 1999, respectively. Management estimates the fair value of the Company's Preferred Stock to be $9.9 million and $11.5 million at December 31, 2000 and 1999, respectively.

(9) STOCKHOLDERS' DEFICIT

In connection with the initial public offering in October 1996, the Company agreed to sell to the underwriters, for nominal consideration, warrants to purchase from the Company 100,000 shares of common stock at a price of $9.00 per share. The warrants are initially exercisable for a period of four years ending September 27, 2001.

In connection with the Safety-Kleen Agreement, the Company issued to Safety-Kleen a five-year warrant to purchase up to 1,134,615 shares of the Company's common stock at $3.50 per share. The fair value of the warrant, based on the Black-Scholes option pricing model, of $2,072,146 was charged to expense and credited to additional paid-in-capital.

At December 31, 2000, an aggregate of 7,688,743 shares of common stock could potentially be issued pursuant to provisions of warrants and conversion privileges at amounts per share ranging from $3.50 to $17.00. At December 31, 1999, an aggregate of 2,420,240 shares of common stock could potentially be issued pursuant to provisions of warrants and conversion privileges at amounts per share ranging from $8.25 to $17.00.

In December 1999, a holder of an aggregate $2,000,000 in principal amount of the Company's outstanding 8.25% Subordinated Convertible Notes due 2003, converted such notes into the Company's Common Stock, par value $.001 per share, in accordance with the terms thereof. Including accrued and unpaid interest, a total of $2,304,418 was converted into the Company's Common Stock, at a conversion price of $17.00 per share, resulting in an aggregate of 135,554 shares of Common Stock being issued, and unamortized debt issue costs totaling $105,336 were charged to Additional Paid-In Capital.

At December 31, 2000 the Company had 4,742,923 Common Stock purchase rights (the "Rights") outstanding which expire on September 30, 2008. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the board of directors to be in the best interest of shareholders. The Rights are evidenced by the certificates for common stock, are subject to anti-dilution provisions and are not exercisable, transferable or exchangeable apart from the Common Stock until 10 days after an Acquiring Person, as defined, acquires beneficial ownership of 15% or more, or, in the case of an Adverse Person, as defined, 10% or more of the Company's Common Stock. The Rights entitle the holder, except such an Acquiring Person or Adverse Person to buy that number of shares of Common Stock of the Company which at the time of such acquisition would have a market value of two times the exercise price of the Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.001 per Right prior to the acquisition by an Acquiring Person of 15% or more of the Company's Common Stock.

The holders of the Company's Preferred Stock, at the time of any such unsolicited acquisition, are entitled to buy that number of shares of common stock of the Company that would have a market value of two times the exercise price of the Rights that Preferred Stock holders would have received if the Preferred Stock had been converted to common stock immediately prior to such consolidation, merger, sale or transfer.

STOCK-BASED COMPENSATION

The Company has an executive incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company's shareholders during 2000, stock options to purchase up to 750,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have seven-year terms and vest and become exercisable over a three year period from the date of grant.

At December 31, 2000 and 1999, there were 358,076 and 106,588 additional shares, respectively, available for grant under the Plan. Per share weighted-average fair value on the date of grant of stock options granted during 2000 and 1999 was $4.02 and $7.78, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000-expected dividend yield of zero percent, risk-free interest rate of 5.46 percent, expected life of seven years and a volatility rate of 161.1 percent; 1999-expected dividend yield of zero percent, risk-free interest rate of 6.48 percent, expected life of seven years and a volatility rate of 118.19 percent.

The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options granted. If the Company determined compensation cost based on the fair value of the options at the grant date, the Company's net loss to common shares and basic and diluted net loss per common share would have reflected the pro forma amounts shown below:

                                                      2000             1999
      Net loss to common shares    As reported   $(21,999,545)    $(16,291,366)
                                   Pro forma      (21,173,244)     (16,929,591)


      Basic loss per common share  As reported   $      (4.64)    $      (3.54)
                                   Pro forma            (4.68)           (3.68)

Stock-option activity during the periods indicated is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                             NUMBER OF SHARES   EXERCISE PRICE
                                             ----------------   --------------

         Balance at December 31, 1998             196,222             $15.32
              Granted                             216,677               8.81
              Exercised                                --                 --
              Forfeited                           (44,487)              9.34
              Expired                                  --                 --
                                                  -------             ------
         Balance at December 31, 1999             368,412               8.29
              Granted                             394,701               6.11
              Exercised                                --                 --
              Forfeited                          (371,189)              7.99
              Expired                                  --                 --
                                                  -------             ------
         Balance at December 31, 2000             391,924             $10.01
                                                  =======             ======


At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.50 -- $19.50 and 3.82 years, respectively. At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.50 - $19.50 and 5.35 years, respectively.

At December 31, 2000 and 1999, the number of options exercisable was 155,563 and 105,300, respectively, and the weighted-average exercise prices of those options were $14.29 and $14.21, respectively.

(10) RESTRUCTURING AND OTHER CHARGES

As described in note 1(a), the Company initiated a significant restructuring program in connection with the Exclusive Marketing Agreement. A summary of restructuring and other non-recurring charges is as follows:

                                                                       2000
                                                                    ----------

         Common stock purchase warrant issued to Safety-Kleen      $2,072,146
         Additional warranty costs for outsourcing services to
            Safety-Kleen                                             1,570,508

         Inventory write-downs                                         661,467
         Employee severance and facility closing                     1,020,635
         Idle capacity and other                                       668,212
                                                                    ----------
                                                                    $5,992,968
                                                                    ==========

The remaining accrual for restructuring charges as of December 31, 2000 is $300,936, relating to employee severance, stock options and facility closure costs.

(11) INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2000 and 1999.

The actual income tax expense differs from the expected income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes) for the years ended December 31, 2000 and 1999 as follows:

                                                      2000              1999
                                                  -----------       -----------
   Computed "expected" income tax benefit         $(6,928,343)      $(5,384,917)
   State income tax benefit, net of U.S. federal
      income tax benefit                           (1,187,324)         (460,702)
   Change in deferred taxes due to difference
      in rates                                       (139,606)          (14,540)
   Change in valuation allowance                    8,529,191         5,771,008
   Other                                             (273,918)           89,151
                                                  -----------       -----------
   Income tax expense                             $        --       $        --
                                                  ===========       ===========

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:


                                                               2000             1999
                                                           -----------      -----------
         Deferred tax assets:
              Net operating loss                           $20,805,493      $11,944,971
              Deferred revenue                                  74,443           62,984
              Warranty                                         402,108          157,700
              Start-up costs                                    21,492          107,464
              Research and development                         487,214          534,919
              Severance and restructuring reserve               34,547
              Inventory reserve                                 88,477           20,533
              Inventory                                        288,398          613,771
              Bad debt reserve                                 105,989           42,354
              Accrued expenses                                 184,697           95,328
              Patent                                           391,155          375,936
                                                           -----------      -----------
         Total gross deferred tax assets                    22,884,013       13,955,960
                                                           ===========      ===========

              Less valuation allowance                      22,390,505       13,861,314
                                                           -----------      -----------
              Net deferred tax asset                           493,508           94,646
                                                           -----------      -----------
         Deferred tax liabilities:
              Debt issue cost                                  114,677            5,193
              Depreciation                                     246,572           57,018
              Original issue discount                          132,259           32,435

                 Total gross deferred tax liabilities          493,508           94,646
                                                           -----------      -----------
              Deferred tax assets, net                     $        --      $        --
                                                           ===========      ===========

At December 31, 2000, the Company had net operating loss carryforwards of $53,152,162 which expire beginning in the year 2012 through 2020.

In addition, if certain substantial changes in ownership should occur there would be an annual limitation on the amount of tax attribute carryforwards which can be utilized in the future.

(12) COMMITMENTS AND CONTINGENCIES

The Exclusive Marketing Agreement obligates the Company to produce minimum quantities of equivalent units of its industrial parts washers over a five-year term. See notes 1(a) and 2 for additional information about the Exclusive Marketing Agreement, including termination provisions, the fact that Safety-Kleen is operating under Chapter 11 of the U.S. Bankruptcy code, and that the Company has dismantled its sales and distribution network in reliance upon the Exclusive Marketing Agreement.

As described in note 2, the Company may need to raise additional capital that may be required to pay, at maturity, estimated aggregate long-term debt and redeemable convertible preferred stock of approximately $51.8 million. There can be no assurance that the Company would be able to obtain the required funds on acceptable terms.

The Company has received a Nasdaq Staff Determination letter advising the Company of the Staffs' view that the Company is not in compliance with the net tangible assets, net income and market capitalization requirements for continued listing. Management believes the Exclusive Marketing Agreement with Safety-Kleen will greatly enhance the Company's operating and financial performance. Therefore management has requested a hearing to review the Staff determination. If it does not prevail at the hearing, the Company's securities will be subject to delisting from the Nasdaq Small Cap Market but should continue to be quoted on the OTC Electronic Bulletin Board. There is no assurance that the Company will prevail at the hearing.

                                    EXHIBITS

    EXHIBIT       DESCRIPTION
    -------       -----------

       4.7        Form of Warrant dated November 10, 2000

       4.12 First Amendment to 81/4% Subordinated Convertible Notes, dated July 31, 2000.

       10.7 First Amendment to Loan Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

       10.8 Second Amendment to Loan Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

       10.10      Form of Subordinated Promissory Note dated November 30, 2000.

       10.12 First Amendment to Security Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

       10.13 Second Amendment to Security Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

       10.14 Employment Agreement between Pierre G. Mansur and the Company dated July 1, 2000

       10.15 Employment Agreement between Paul I. Mansur and the Company dated July 1, 2000

       10.16 Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between the Company and Safety-Kleen Systems, Inc.

       10.17 Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

       10.18      Revolving Credit Note, dated as of November 30, 2000.

       10.19 Security Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

       10.20 Master Lease Agreement, dated as of December 14, 1997 between the CIT Group/Equipment Financing, Inc. and the Company.

       23.1       Consent of KPMG LLP