Form 10KSB/A
period 2000-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2001-04-10
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A
                                       No. 1
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         The Annual Report on Form 10-KSB of SystemOne Technologies Inc. (the "Company") filed on April 2, 2001 is hereby amended and restated in its entirety to read as follows:

              Preliminary Note Regarding Forward Looking Statements

         The following items contain certain "forward-looking statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represents the expectations or beliefs of the Company, including, but not limited to, statements concerning (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's continued growth and operating strategy; and (iii) trends in governmental regulation. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "continue," "project," "target," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned that any such forward looking statements are not guarantees of future performance, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained herein including without limitation the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," identifies important factors that could cause such differences. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen Systems, Inc., a wholly owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), under the Marketing and Distribution Agreement, that the Company entered into with Safety-Kleen on November 14th, 2000, as amended and restated as of March 8, 2001 (the "Exclusive Marketing Agreement"), the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products as well as other factors. In addition, Safety Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

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

            **4.7   Form of Warrant dated November 10, 2000

             *4.8 Form of Warrant dated May 2, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number 000-21325)).

            EXHIBIT  DESCRIPTION

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

            **4.12 First Amendment to 8 1/4% Subordinated Convertible Notes, dated July 31, 2000.

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

            EXHIBIT  DESCRIPTION

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

           **10.7 First Amendment to Loan Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II
                    (Institutional), L.P. and Hanseatic Americas LDC.

           **10.8 Second Amendment to Loan Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II
                    (Institutional), L.P. and Hanseatic Americas LDC.

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

          **10.10   Form of Subordinated Promissory Note dated November 30,
                    2000.

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

          **10.12 First Amendment to Security Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

          **10.13 Second Amendment to Security Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

            EXHIBIT  DESCRIPTION

          **10.14 Employment Agreement between Pierre G. Mansur and the Company dated July 1, 2000

          **10.15 Employment Agreement between Paul I. Mansur and the Company dated July 1, 2000

          **10.16 Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between the Company and Safety-Kleen Systems, Inc.

          **10.17 Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

          **10.18   Revolving Credit Note, dated as of November 30, 2000.

          **10.19 Security Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

          **10.20 Master Lease Agreement, dated as of December 14, 1997 between the CIT Group/Equipment Financing, Inc. and the Company.

          23.1      Consent of KPMG LLP

          *  Previously Filed

          ** Incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number: 000-21325)).

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

                                          SYSTEMONE TECHNOLOGIES INC.


Dated: April 3, 2001                      By: /s/ PAUL I. MANSUR
                                              -----------------------------
                                              Chief Executive Officer
                                              (Principal Executive Officer)

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
                                                                      ============       ============

                LIABILITIES, REDEEMABLE CONVERTIBLE
             PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                             $  3,100,784       $  3,321,122
    Restructuring accrual                                                  300,936                 --
    Warranty accrual                                                     1,029,553            400,174
    Deferred revenue                                                       188,914            159,826
    Line of credit                                                              --            956,893
    Current installments of obligations under capital leases               280,946            319,224
                                                                      ------------       ------------
        Total current liabilities                                        4,901,133          5,157,239
                                                                      ------------       ------------

Long-term debt                                                          25,363,958         18,262,362
Other long-term liabilities                                                943,504                 --
                                                                      ------------       ------------
        Total liabilities                                               31,208,595         23,419,601
                                                                      ------------       ------------
Redeemable convertible preferred stock, at redemption value             15,542,400         12,403,200
    Less unamortized discount                                           (1,680,313)          (949,842)
                                                                      ------------       ------------
        Net redeemable convertible preferred stock                      13,862,087         11,453,358
                                                                      ------------       ------------

Stockholders' deficit:
    Preferred stock, $1.00 par value per share. Authorized
        1,500,000 shares, 155,424 issued and outstanding
        (124,032 in 1999), at redemption value                          15,542,400         12,403,200
         Less redeemable preferred stock                               (15,542,400)       (12,403,200)
    Common stock, $0.001 par value per share. Authorized
        25,000,000 shares, issued and outstanding 4,742,923                  4,743              4,743
    Additional paid-in capital                                          19,128,907         13,357,975
    Accumulated deficit                                                (57,255,636)       (35,256,091)
                                                                      ------------       ------------
             Total stockholders' deficit                               (38,121,986)       (21,893,373)
                                                                      ------------       ------------
             Total liabilities, redeemable convertible preferred
                  stock and stockholders' deficit                     $  6,948,696       $ 12,979,586
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

       23.1       Consent of KPMG LLP