Form 10KSB/A
period 2000-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2001-04-30
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                      No. 2

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO. 000-21325

           SYSTEMONE TECHNOLOGIES INC. (F/K/A MANSUR INDUSTRIES INC.) (Exact name of Small Business Issuer as Specified in its Charter)

                 Florida                                65-0226813
     -------------------------------                 ------------------
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

EXPLANATORY NOTE

         This Amendment No. 2 to the Form 10-KSB for the fiscal year ended December 31, 2000 of SystemOne Technologies Inc. (f/k/a Mansur Industries Inc.) is being filed to add Part III of the Form 10-KSB, which was omitted in reliance on General Instruction E(3) thereto.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

                      NAME                           AGE                           POSITION
---------------------------------------------        ---      --------------------------------------------------
Pierre G. Mansur.............................         49      Chairman of the Board, President and Director

Paul I. Mansur...............................         50      Chief Executive Officer and Director

Paul A. Biddelman............................         55      Director

Kenneth C. Leung.............................         56      Director

Steven M. Healy..............................         38      Director of Finance and Controller

         PIERRE G. MANSUR founded SystemOne Technologies Inc. and has served as our Chairman and President since our inception in November 1990. From June 1973 to August 1990, Mr. Mansur served as President of Mansur Industries Inc., a privately held New York corporation, that operated a professional race engine machine shop. Mr. Mansur has over twenty years of advanced automotive and machinery operations experience including developing innovative automotive machine shop applications; designing, manufacturing, customizing, modifying and retooling high performance engines and component parts; developing state of the art automotive and powerboat race engines which have consistently achieved world championship status; and providing consulting services and publishing articles with respect to automotive technical research data. Mr. Mansur has conducted extensive research and development projects for several companies, including testing and evaluating engine parts and equipment for Direct Connection, a high performance racing division of the Chrysler Corporation; researching and developing specialized engine piston rings and coatings for Seal Power Corporation; researching high-tech plastic polymers for internal combustion engines for ICI Americas; and designing and developing specialized high performance engine oil pan applications. Pierre Mansur is the brother of Paul I. Mansur. Pierre Mansur is a graduate of the City University of New York.

         PAUL I. MANSUR has been our Chief Executive Officer and a Director of ours since September 1993. From September 1986 to July 1993, Mr. Mansur served as Chief Executive Officer of Atlantic Entertainment Inc., a privately held regional retail chain of video superstores. From March 1981 to September 1986, Mr. Mansur served as the Chief Executive Officer and President of Ameritrade Corporation, a privately held international distributor of factory direct duty free products. From June 1972 to March 1981, Mr. Mansur held various finance and operation positions, including Assistant Vice President Finance and Operations for Mott's USA, Inc., a division of American Brands. Paul Mansur is the brother of Pierre G. Mansur. Paul Mansur is a graduate of the City University of New York.

         PAUL A. BIDDELMAN has been a Director of ours since May 2000. Mr. Biddelman is President of Hanseatic Corporation, a private investment company and a significant shareholder of ours. Mr. Biddelman joined Hanseatic early in 1992 from a merchant banking firm, which he co-founded in 1991. Prior to that he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated where he was active primarily in financing middle-market industrial companies. He holds an MBA from Harvard Business School, a JD from Columbia Law

School, and a BS from Lehigh University. Mr. Biddelman serves on the Board of Directors of Celadon Group, Inc., Instituform Technologies, Inc., Premier Parks, Inc., and Star Gas LLC (the general partner of Star Gas L.P.).

         KENNETH C. LEUNG has been a Director of ours since May 2000. Mr. Leung is a Managing Director and heads the Corporate Finance Department of Sanders Morris Harris in New York City and is the Chief Investment Officer of Environmental Opportunities Funds I and II, each a significant shareholder of ours. Prior to joining Sanders Morris Harris in 1995, Mr. Leung was a Managing Director at Salomon Smith Barney Inc., an investment banking firm. Mr. Leung holds an MBA in Finance from Columbia University and a BA in History from Fordham College. He serves on the Board of Directors of Zahren Alternative Power Corp., Avista Resources, Inc., Synagro Technologies, Inc., Northstar Passenger Services Ltd. and U.S. Plastic Lumber Corporation.

         STEVEN M. HEALY has been our Director of Finance and Controller since July 2000. Prior to that and since March 1997, Mr. Healy served as Director of Finance for Radiant Oil Company, Inc., a privately held fuel distributor, convenience store operator and real estate company. From January 1993 to March 1997, he served as Controller of United Leisure Industries, Inc. a privately held vertically integrated manufacturer, distributor and retailer for sport and recreational equipment. From January 1987 to December 1992 Mr. Healy served as an auditor for Deloitte & Touche LLP. Mr. Healy is a CPA and a graduate of the University of Florida.


COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During 2000, the Board of Directors held three meetings. Each Director attended more than 75% of the total number of meetings of the Board of Directors and committees on which he served.

         The Board of Directors has a standing Audit Committee and Compensation Committee. We do not have a nominating committee. Our Board of Directors performs the functions of a nominating committee.

         During 2000, the Audit Committee consisted of Messrs. Biddelman and Leung. The Audit Committee held one meeting during 2000. The duties and responsibilities of the Audit Committee include (a) recommending to the Board the appointment of our auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing our significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

         During 2000, the Compensation Committee consisted of Messrs. Biddelman and Leung. The Compensation Committee held one meeting during 2000. The Compensation Committee reviews and approves the compensation of our executive officers and administers our stock option plan.

ADDITIONAL INFORMATION CONCERNING DIRECTORS

         None of our Directors receives any fee for attendance at meetings of the Board of Directors or committees thereof, although members of the Board of Directors do receive reimbursement for actual travel-related expenses incurred in connection with their attendance at meetings of the Board of Directors. Our Directors who are also employees of ours do not receive additional compensation for their services as Directors.

         Directors are eligible to receive options under our 1996 Executive Incentive Compensation Plan. The incentive plan provides for an automatic grant of an option to purchase 3,500 shares of our common stock, par value $.001 per share, upon a person's election as a non-employee Director, as well as an automatic annual grant of an option to purchase 3,500 shares of common stock on the day we issue our earnings release for the prior fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of equity securities of the Company. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with, except for the Form 3, Initial Statement of Ownership of Securities ("Form 3"), and two Forms 4, Statement of Changes in Beneficial Ownership, reporting three transactions, which should have been filed by Environmental Opportunities Fund II (Institutional), L.P., and a Form 3 which should have been filed by Steven M. Healy in August 2000. Mr. Healy's Form 3 was subsequently filed as a part of the Form 5 Annual Statement of Beneficial Ownership he filed in February 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the aggregate compensation awarded to, earned by or paid to Pierre G. Mansur, our Chairman and President, and Paul I. Mansur, our Chief Executive Officer (collectively, the "named executive officers"). None of our other officers earned compensation in excess of $100,000 during 2000. We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during these three fiscal years.

                                                      ANNUAL COMPENSATION
                                     --------------------------------------------------
             NAME AND                                                      OTHER ANNUAL
        PRINCIPAL POSITION           YEAR        SALARY         BONUS      COMPENSATION
--------------------------------     ----      ---------      ---------    ------------
Pierre G. Mansur................     2000      $ 150,000             --      $ 8,040(1)
   Chairman and President            1999      $ 150,000      $ 150,000      $ 8,040(1)
                                     1998      $ 130,000             --      $ 8,040(1)

Paul I. Mansur..................     2000      $ 150,000(2)          --      $ 8,570(1)
     Chief Executive Officer         1999      $ 150,000             --      $ 5,099(1)
                                     1998      $ 130,000             --      $ 5,099(1)

---------------
(1)      Automobile allowance.
(2) Subject to a $50,000 holdback payable upon achieving certain operating results.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         On July 1, 2000 we entered into an 18 month employment agreement with Pierre G. Mansur, our Chairman of the Board and President, which employment agreement is renewable at our option for an additional one year term. The employment agreement provides that Mr. Mansur's base salary will be $160,000 per annum during 2001 and if the agreement is renewed, will be $175,000 per annum for 2002. During the term of the employment agreement and for three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing processes or knowledge or information with respect to our confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with us or any of our affiliates and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates for three years following such termination.

         We also entered into 18 month employment agreement with Paul I. Mansur, our Chief Executive Officer, which employment agreement is renewable at our option for an additional one year term. The employment agreement provides that Mr. Mansur's base salary will be $160,000 per annum during 2001 and if the agreement is renewed, will be $175,000 per annum for 2002. During the term of the employment agreement and for three years following his termination of employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing process or knowledge or information with respect to our confidential trade secrets. The employment agreement also provides that Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with us or any of our affiliates and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates during the three years following such termination.

INCENTIVE PLAN

         We adopted our incentive plan in September 1996 in connection with our initial public offering of common stock. Our incentive plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. A total of 750,000 shares of our common stock have been reserved for the grant of awards under our incentive plan. The purpose of our incentive plan is to advance our interests by providing additional incentive in attracting, motivating and retaining qualified executives and other employees, officers, directors and independent contractors by enabling plan participants to acquire or increase a proprietary interest in our common stock in order to strengthen the mutuality of interests between plan participants and our shareholders, and providing plan participants with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value.

         The persons eligible to receive awards under our incentive plan are our officers, directors, employees and independent contractors. Under our incentive plan, our non employee directors are only eligible to receive automatic formula grants of stock options and restricted stock as described below, and the independent contractors we engage are only eligible to receive stock options.

         Our incentive plan is administered by our compensation committee. Subject to the terms of the incentive plan, our compensation committee is authorized to select eligible persons to receive awards, determine the type of and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the incentive plan, and make any other determinations that may be necessary or advisable for the administration of our incentive plan.

         In addition, our incentive plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, stock appreciation rights, restricted shares of common stock, deferred shares of common stock, shares granted as a bonus or in lieu of other obligations owed by us, and other stock-based awards granted to any one participant may not exceed 250,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as a final annual incentive award or other cash award in any fiscal year to any one participant is $1,000,000, and the maximum amount that may be earned as a final performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

         Our incentive plan provides that each non-employee director shall receive (i) on the date of his or her appointment as a director of ours, an automatic grant of an option to purchase 3,500 shares of our common stock, and
(ii) each year, on the day we issue our earnings release for the prior fiscal year, an automatic grant of an option to purchase 3,500 shares of common stock. Such options will have a term of 7 years and become exercisable at the rate of one-third per year commencing on the first anniversary of the date of grant; provided, however, that the options become fully exercisable in the event that, while serving as a director of ours, the non-employee director dies, or suffers a "disability," or "retires", as such terms are defined in the incentive plan. The per share exercise price of all options granted to non-employee directors will be equal to the fair market value of a share of common stock on the date such option is granted.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The table below sets forth the following information with respect to options granted to the named executive officers during 2000 and the potential realizable value of such option grants:

         - the number of shares of common stock underlying options granted during the year;

         - the percentage that such options represent of all options granted to employees during the year;

         -        the exercise price; and

         -        the expiration date.

                                                                    INDIVIDUAL GRANTS
                                         -------------------------------------------------------------------
                                          NUMBER OF       PERCENT OF TOTAL
                                          SECURITIES       OPTIONS/SARS
                                          UNDERLYING        GRANTED TO
                                         OPTIONS/SARS       EMPLOYEES IN       EXERCISE           EXPIRATION
               NAME                        GRANTED          FISCAL YEAR      PRICE ($/SH)           DATE
-----------------------------------      -------------    ----------------   ------------         ----------
Pierre G. Mansur...................         25,532              6.5%            $6.75              3/1/07
    Chairman of the Board and
    President
Paul I. Mansur.....................         25,532              6.5%            $6.75              3/1/07
    Chief Executive Officer

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by our named executive officers as of December 31, 2000. No stock options were exercised by the named executive officers during 2000. No stock appreciation rights have been granted or are outstanding.

                                                              NUMBER OF SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS AT FY-END        VALUE OF UNEXERCISED IN-THE-
                                  SHARES                           DECEMBER 31, 2000(#)              MONEY OPTIONS AT FY-END(1)
                                ACQUIRED ON      VALUE        -------------------------------      ------------------------------
NAME                            EXERCISE(#)     REALIZED      EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------------     -----------     --------      -----------       -------------      -----------      -------------
Pierre G. Mansur..........          0             $ 0            72,806             25,532             (2)                (2)
Paul I. Mansur............          0             $ 0            66,784             25,532             (2)                (2)

---------------
(1) The closing price of the common stock as reported on the Nasdaq SmallCap Market on December 29, 2000, the last trading day for such year, was $2.25.
(2) The option exercise price exceeds $2.25 and accordingly, such options are not in-the-money.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of April 23, 2001, the amount of voting securities beneficially owned by (a) each of our directors, (b) each of our executive officers named in the Summary Compensation Table above, (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities. Unless otherwise provided, the address of each holder listed under the heading "Common Stock" is c/o SystemOne Technologies Inc., 8305 N.W. 27th Street, Suite 107, Miami, Florida 33122.

                                                  AGGREGATE NUMBER       ACQUIRABLE          TOTAL NUMBER        PERCENTAGE
                                                     OF SHARES             WITHIN         OF SHARES OF CLASS    OF SHARES OF
                                                 BENEFICIALLY OWNED        60 DAYS        BENEFICIALLY OWNED       CLASS
                      NAME                              (A)                  (B)          (COLUMNS (A)+(B))     OUTSTANDING
----------------------------------------------   ------------------   --------------      -------------------   -------------
COMMON STOCK
Pierre G. Mansur..............................       1,961,750            54,986(1)             2,016,736           42.0%
Paul I. Mansur................................              --            43,964(1)                43,964              *
Paul A. Biddelman(2)..........................              --                --                       --
Kenneth C. Leung(3)...........................          11,250                --                   11,250              *
All directors and executive officers as a
   group (5 persons)..........................       1,978,000            98,950                2,076,950           42.9%
Environmental Opportunities Fund II
   (Institutional), L.P.(4)...................              --         1,319,831(5)             1,319,831           21.8%
Environmental Opportunities Fund II,
   L.P(4).....................................              --           359,277(6)               359,277            7.0%
Environmental Opportunities Fund, L.P.(4).....              --           492,257(7)               492,257            9.4%
Hanseatic Americas LDC(8).....................              --         3,133,016(9)             3,133,016           39.8%
Oppenheimer Funds, Inc.(10)...................              --           296,510(11)              296,510            5.9%
Safety-Kleen Systems, Inc.(12)................              --         1,134,615(13)            1,134,615           19.3%
The Commingled Pension Trust Fund
   (Multi-Market Special Investment Fund II)
   of Morgan Guaranty Trust Company of
   New York(14)...............................              --           311,335(11)              311,335            6.2%

SERIES B CONVERTIBLE PREFERRED STOCK
Environmental Opportunities Fund II
   (Institutional), L.P.(4)...................          27,162                --                   27,162           47.2%
Environmental Opportunities Fund II,
   L.P.(4)....................................           7,393                --                    7,393           12.8%
Environmental Opportunities Fund, L.P.(4).....          23,035                --                   23,035           40.0%

SERIES C CONVERTIBLE PREFERRED STOCK                                          --
Hanseatic Americas LDC(8).....................          76,735                --                   76,735            100%

SERIES D CONVERTIBLE PREFERRED STOCK                                          --
Environmental Opportunities Fund II
   (Institutional), L.P.(4)...................           8,292                --                    8,292           39.3%
Environmental Opportunities Fund II,
   L.P.(4)....................................           2,257                --                    2,257           10.7%
Hanseatic Americas LDC(8).....................          10,550                --                   10,550           50.0%

---------------
*        Represents less than 1% of the outstanding stock of the class.
(1) Reflects the number of shares that could be purchased by the holder by exercise of options granted under our incentive compensation plan on April 23, 2001 or within 60 days thereafter.
(2) Mr. Biddelman is the President of Hanseatic Corporation ("Corporation") and he disclaims beneficial ownership as to any securities held by Hanseatic Americas LDC ("Americas"), Hansabel Partners LLC ("Partners") or Corporation.
(3) Mr. Leung is the Chief Investment Officer of Environmental Opportunities Fund, L.P. ("Fund I"), Environmental Opportunities
         Fund II, L.P. ("Fund II"), Environmental Opportunities Fund II (Institutional), L.P. ("Institutional" and collectively, the "Environmental Funds") and he disclaims beneficial ownership as to any securities held by the Environmental Funds.
(4) The address for each of the Environmental Funds is c/o Sanders Morris Harris, 3100 Chase Tower, Houston, Texas 77002.

(5) Reflects 27,162 shares of Series B Convertible Preferred Stock that are immediately convertible into 580,451 shares of Common Stock at a conversion price of $4.68 per share; 8,292 shares of Series D Convertible Preferred Stock that are immediately convertible into 236,902 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 224,571 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 370,543 shares of Common Stock that is immediately exercisable or exercisable within 60 days from the date hereof for 277,900 shares of Common Stock at an exercise price of $3.50 per share.
(6) Reflects 7,393 shares of Series B Convertible Preferred Stock that are immediately convertible into 157,988 shares of Common Stock at a conversion price of $4.68 per share; 2,257 shares of Series D Convertible Preferred Stock that are immediately convertible into 64,482 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 61,143 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 100,886 shares of Common Stock that is immediately exercisable or exercisable within 60 days from the date hereof for 75,664 shares of Common Stock at an exercise price of $3.50 per share.
(7) Reflects 23,035 shares of Series B Convertible Preferred Stock that are immediately convertible into 492,257 shares of Common Stock at a conversion price of $4.68 per share.
(8) Per a Schedule 13D filed thereby, Americas, Partners, Corporation and Mr. Wolfgang Traber claim shared voting and dispositive power of the securities held by Americas. The address for each of Americas, Partners, Corporation and Mr. Traber is c/o Howard Kailes, Esq., Krugman & Kailes LLP, Park 80 West-Plaza Two, Saddle Brook, New Jersey 07663.
(9) Reflects 76,735 shares of Series C Convertible Preferred Stock that are immediately convertible into 2,192,318 shares of Common Stock at a conversion price of $3.50 per share; 10,550 shares of Series D Convertible Preferred Stock that are immediately convertible into 301,413 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 285,714 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 471,429 shares of Common Stock, that is immediately exercisable or exercisable within 60 days from the date hereof for 353,571 shares of Common Stock at an exercise price of $3.50 per share.
(10) The address of the Oppenheimer Funds, Inc. is Two World Trade Center, 34th Floor, New York, New York 10048-0203.
(11) Shares issuable upon conversion of 8 1/4% Subordinated Convertible Notes due 2003.
(12) Per a Schedule 13D filed thereby, Safety-Kleen Systems, Inc. ("Systems"), Safety-Kleen Services, Inc. ("Services") and Safety-Kleen Corp. ("Corp.") claim shared voting and dispositive power of the securities held by Systems. The address of Systems, Services and Corp. is 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201.
(13) Reflects a Warrant to purchase 1,134,615 shares of Common Stock that is immediately exercisable at $3.50 per share.
(14) The address of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York is 522 Fifth Avenue, New York, New York 10036.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1999, we issued an aggregate of 50,500 shares of Series B Convertible Preferred Stock, $1.00 par value per share, to Environmental Opportunities Fund, L.P., Environmental Opportunities Fund (Cayman), L.P., Environmental Opportunities Fund II, L.P., and Environmental Opportunities
Fund II (Institutional), L.P. for an aggregate purchase price of $5,050,000. Subsequent to such date we issued an additional 7,090 shares of Series B Convertible Preferred Stock as paid in kind dividends. Also subsequent to such date, all shares held by Environmental Opportunities Fund (Cayman), L.P. were transferred to Environmental Opportunities Fund, L.P. Mr. Kenneth C. Leung, one of our directors, is the Chief Investment Officer of each of the aforementioned funds.

         In August 1999, we issued 69,000 shares of Series C Convertible Preferred Stock, $1.00 par value per share, to Hanseatic Americas LDC for an aggregate purchase price of $6,900,000. Subsequent to such date we issued an additional 7,735 shares of Series C Convertible Preferred Stock as paid in kind dividends. Mr. Paul A. Biddelman, one of our directors, is the President of Hanseatic Corporation, which controls Hanseatic Americas LDC.

         In May 2000, we issued an aggregate of 20,000 shares of Series D convertible preferred stock, par value $1.00 per share, and warrants (the "May Warrants") to purchase an aggregate of 363,636 shares of common stock, to Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund (Institutional), L.P. for an aggregate purchase price of $2.0 million. Subsequent to such date we issued an additional 1,099 shares of Series D Convertible Preferred Stock as paid in kind dividends. In connection with the execution of the Subordinated Loan Agreement and the issuance of the Lender Warrants (each as described below), the May Warrants were adjusted to be exercisable for an aggregate of 571,428 shares of Common Stock.

         On August 7, 2000 (the "Issuance Date"), we entered into a Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC, as amended on November 10, 2000 and November 30, 2000 (collectively the "Subordinated Loan Agreement"), under which we borrowed an aggregate principal amount of $3,300,000. These borrowings are evidenced by promissory notes (the "Subordinated Promissory Notes"), maturing February 7, 2002, subject to prepayment at any time at our option and mandatory prepayment to the extent of any proceeds received by us from the sale of any new securities or the borrowing of any additional money (other than purchase money debt and borrowings under the Senior Revolver). The Subordinated Promissory Notes initially bear interest at the rate of 12% per annum until the six month anniversary of the Issuance Date, 14% from the six month anniversary until the nine month anniversary of the Issuance Date and 16% thereafter until repaid in full. Our obligations under the Loan Agreement are secured by a lien on substantially all of its assets other than its intellectual property although such obligations have been subordinated to the Senior Revolver. Pursuant to the Loan Agreement we issued warrants to purchase an aggregate of up to 942,858 shares of its common stock at $3.50 per share (the "Lender Warrants"). The Lender Warrants may only be exercised for 50% and 75% of the common stock underlying the Lender Warrants prior to May 7, 2001 and August 7, 2001, respectively. In addition, if the Subordinated Promissory Notes are repaid prior to May 7, 2001, then 50% of the Lender Warrants will terminate, and, thereafter, if the loan is repaid prior to August 7, 2001, then 25% of the Lender Warrants will terminate.

         On November 30, 2000, we entered into a revolving credit loan agreement (the "Senior Revolver") with Hansa Finance Limited Liability Company ("Hansa") that provides us with a revolving line of credit for up to $5 million with a scheduled maturity of May 30, 2003. In connection with the Senior Revolver, we granted Hansa a security interest in substantially all of our assets including our intellectual properties. Pursuant to the Senior Revolver, we may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on our accounts receivable and inventory. The Advance Supplement was $3,000,000 through March 31, 2001 and $2,500,000 for the period April 1 2001 until maturity. Amounts advanced under the Senior Revolver accrue interest at the rate of 14% per annum payable monthly in arrears commencing December 31, 2000. As of December 31, 2000, amounts advanced under the Senior Revolver totaled $4,200,000. Hansa is controlled indirectly by Hanseatic Corporation and Paul Biddelman, one of our directors, who is the President of Hanseatic Corporation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                       SYSTEMONE TECHNOLOGIES INC.



Dated: April 27, 2001                  By: /s/ PAUL I. MANSUR
                                           -------------------------------------
                                           Chief Executive Officer
                                           (Principal Executive Officer)