Form 10QSB
period 2001-03-31
SYSTEMONE TECHNOLOGIES INC
filed 2001-05-15
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          COMMISSION FILE NO. 000-21325

                           SYSTEMONE TECHNOLOGIES INC.
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


                        8305 N.W. 27TH STREET, SUITE 107
                              MIAMI, FLORIDA 33122
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (305) 593-8015
               ---------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             MANSUR INDUSTRIES INC.
                             ----------------------
                                  (FORMER NAME)

CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 4,742,923 SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON
MAY 14, 2001.

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001



                                                                                               PAGE
                                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)..............................     3

                  Condensed Balance Sheets-
                  As of March 31, 2001 and December 31, 2000..............................     3

                  Condensed Statements of Operations-
                  For the three months ended  March 31, 2001 and 2000.....................     4

                  Condensed Statements of Cash Flows- For the three
                  months ended March 31, 2001 and 2000....................................     5

                  Notes to Condensed Financial Statements.................................     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................    7

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings........................................................   12

Item 2.           Changes in Securities and Use of Proceeds................................   12

Item 3.           Defaults Upon Senior Securities..........................................   12

Item 4.           Submission of Matters to a Vote of Security Holders......................   12

Item 5.           Other Information........................................................   12

Item 6.           Exhibits and Reports on Form 8-K.........................................   12

                  Signatures...............................................................   13


                        PART I.   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)



                                                                       March 31,          December 31,
                                                                         2001                 2000
                                                                       ---------          ------------
                            ASSETS

Current assets:
    Cash and cash equivalents                                          $     67             $    488
    Accounts receivable, net                                              2,278                1,568
    Inventory                                                               978                1,873
    Other assets                                                            233                  124
                                                                       --------             --------
        Total current assets                                              3,556                4,053

Property and equipment, net                                               2,005                2,229
Other assets                                                                592                  667
                                                                       --------             --------
        Total assets                                                   $  6,153             $  6,949
                                                                       ========             ========

             LIABILITIES, REDEEMABLE CONVERTIBLE
          PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                              $  2,337             $  3,101
    Restructuring accrual                                                   108                  301
    Warranty accrual                                                        960                1,030
    Deferred revenue                                                        131                  189
    Current installments of long-term debt and obligations
       under capital leases                                               4,588                  281
                                                                       --------             --------
        Total current liabilities                                         8,124                4,902
                                                                       --------             --------

Long-term debt                                                           22,337               25,364
Other long-term liabilities                                                 693                  943
                                                                       --------             --------
        Total liabilities                                                31,154               31,209
                                                                       --------             --------

Redeemable convertible preferred stock, $1.00 par value per
  Share. Authorized 1,500,000 shares, 158,582 issued and
  outstanding (155,424 in 2000), at redemption value                     15,858               15,542
    Less unamortized discount                                            (1,557)              (1,680)
                                                                       --------             --------
        Net redeemable convertible preferred stock                       14,301               13,862
                                                                       --------             --------

Stockholders' deficit:
    Common stock, $0.001 par value per share. Authorized
        25,000,000 shares, issued and outstanding 4,742,923                   5                    5
    Additional paid-in capital                                           19,129               19,129
    Accumulated deficit                                                 (58,436)             (57,256)
                                                                       --------             --------
             Total stockholders' deficit                                (39,302)             (38,122)
                                                                       --------             --------
             Total liabilities, redeemable convertible
                  preferred stock and stockholders'
                  deficit                                              $  6,153             $  6,949
                                                                       ========             ========

See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)



                                                                March 31,             March 31,
                                                                  2001                  2000
                                                             -----------             -----------
Revenue                                                      $     4,396             $     4,286

Costs of goods sold                                                2,912                   1,772
                                                             -----------             -----------
                   Gross profit                                    1,484                   2,514
                                                             -----------             -----------

Operating expenses:
     Selling, general and administrative                           1,025                   5,811
     Research and development                                         54                     166
                                                             -----------             -----------
                   Total operating expenses                        1,079                   5,977
                                                             -----------             -----------
                   Profit (loss) from operations                     405                  (3,463)
                                                             -----------             -----------

Interest expense, net                                               (727)                   (524)
Amortization of note discount                                       (419)
                                                             -----------             -----------
                   Total interest                                 (1,146)                   (524)
                                                             -----------             -----------
                   Net loss                                         (741)                 (3,987)
                                                             -----------             -----------

Dividends and accretion of discount on redeemable
    convertible preferred stock                                     (439)                   (256)
                                                             -----------             -----------
Net loss to common shares                                    $    (1,180)            $    (4,243)
                                                             ===========             ===========
Basic and diluted net loss per common share                  $      (.25)            $      (.89)
                                                             ===========             ===========
Weighted average shares outstanding                            4,742,923               4,742,923
                                                             ===========             ===========

See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                 (In thousands)


                                                                        March 31,          March 31,
                                                                          2001                2000
                                                                        ---------          ---------

Cash flows used in operating activities:
     Net loss                                                           $  (741)            $(3,987)
     Adjustments to reconcile net loss to net cash used
      in operating activities
      Depreciation and amortization                                         634                 191
      Payment-in-kind of interest on convertible debt                       528                 371
      Provision for obsolete inventory and doubtful accounts                (40)
      Changes in operating assets and liabilities:
         Accounts receivable                                               (699)                916
         Inventories                                                        924                (180)
         Other assets                                                      (109)                 44
         Accounts payable and accrued expenses                             (764)              1,267
         Restructuring accrual                                             (193)
         Warranty accrual                                                  (320)
         Deferred revenue                                                   (58)                 51
                                                                        -------             -------
                   Net cash used in operating activities                   (838)             (1,327)
                                                                        -------             -------

Cash flows provided by investing activities:
   Purchase of equipment                                                     (8)
   Proceeds from sale of equipment                                           92
                                                                        -------
                   Net cash provided by investing activities                 84                  --
                                                                        -------             -------

Cash flows provided by financing activities:
   Proceeds from long-term debt                                             400                 851
   Repayments of capital lease obligations                                  (67)                (76)
                                                                        -------             -------
                  Net cash provided by financing activities                 333                 775
                                                                        -------             -------
                  Net decrease in cash and cash equivalents                (421)               (552)

Cash and cash equivalents at beginning of period                            488                 912
                                                                        -------             -------
Cash and cash equivalents at end of period                              $    67             $   360
                                                                        =======             =======



See accompanying notes to condensed financial statements.

                          SYSTEMONE TECHNOLOGIES INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                             AND DECEMBER 31, 2000
                                  (UNAUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, marketed as the SystemOne(R) Washers (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company was incorporated in November 1990, commenced the sale of SystemOne(R) Washers in July 1996 and has sold approximately 22,600 total SystemOne(R) units through March 31, 2001. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2001 presentation.

(2) LIQUIDITY

During the first quarter of 2001, the Company commenced shipping machines to Safety-Kleen under the terms of the Exclusive Marketing Agreement. Safety-Kleen has also commenced paying the Company according to the terms of the agreement. Assuming Safety-Kleen's continued performance, the Company currently anticipates that for fiscal year 2001 it will not require additional equity or debt financing in excess of that available under the Revolving Credit Loan Agreement, although there can be no assurance. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in 2002 to repay long-term debt and the redeemable preferred stock. As of March 31, 2002, approximately $52,209,000 of debt and redeemable preferred stock would have to be repaid commencing in 2002. The Company believes that it may need to obtain new debt or equity to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms.

(3) REVOLVING CREDIT LOAN AGREEMENT

The Company borrowed an additional $400,000 in the first quarter 2001 on its Revolving Credit Loan Agreement (the "Senior Revolver") which provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The

Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's accounts receivable and inventory. The Advance Supplement was $3,000,000 through March 31, 2001 and is $2,500,000 for the period April 1, 2001 until May 30, 2003. As of March 31, 2001, there was approximately $400,000 credit available on the Senior Revolver.

 (4) SUBSEQUENT EVENTS

The Company announced on May 8, 2001 that the Company's securities were delisted from the Nasdaq Stock Market effective with the open of business that day. The Company's securities will continue to be quoted on the OTC Electronic Bulletin Board under its current symbol STEK.

(5) NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, during the three months ended March 31, 2001 and there was no material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB/A filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

GENERAL AND RECENT DEVELOPMENTS

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company began to generate significant revenue from product sales in 1997 and since its inception has had only one quarter of profitability. The Company's operating expenses increased significantly between 1997 and 2000 in connection with the development of a direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. Unfortunately, despite the economic, technological and environmental advantages offered by the Company's SystemOne(R) products, the market demand for a capital purchase or capital lease of parts washer equipment proved to be less than projected as there remained a strong preference in the parts washer market for the traditional month-to-month service charge or equipment rental. Consequently, revenues did not increase commensurately with the expenses of a direct marketing and distribution organization and the Company did not have the required large amounts of capital to finance rental inventory necessary to support a month-to-month rental program.

Commencing in the first quarter, Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen") became the exclusive distributor for SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico under the Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement").

This strategic shift has allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company's operating expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Sales revenues increased by $110,000, or 2.6%, to $4,396,000 for the three months ended March 31, 2001 from $4,286,000 for the comparable period of 2000. Sales in the first quarter of 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement compared to company direct sales for the first quarter of 2000.

The gross margin as a percentage of sales was 33.8% and 58.7% for the three months ended March 31, 2001 and 2000, respectively. The decrease is a result of sales entirely at wholesale levels to Safety-Kleen pursuant to the Exclusive Marketing Agreement during the three months ended March 31, 2001 versus company direct sales at higher retail prices in the first quarter of 2000.

Selling, general and administrative expenses for the three months ended March 31, 2001 were $1,025,000, a decrease of $4,786,000, or 82.4%, compared to selling, general and administrative expenses of $5,811,000 for the three months ended March 31, 2000. The decrease is the result of the significant restructuring that took place in the fourth quarter of 2000 related to the Company entering into the Exclusive Marketing Agreement with Safety-Kleen. Cost savings include eliminating the Company's entire sales force, dismantling the service infrastructure, including service centers and service fleet, and related reductions in the corporate office staff and administration.

Research and development expenses decreased by $112,000 from $166,000 for the three months ended March 31, 2000 to $54,000 for the three months ended March 31, 2001. The decrease is due to a shift in emphasis to production needs related to the Exclusive Marketing Agreement and a reduction in research and development staff in the fourth quarter of 2000.

The Company recognized an operating profit of $405,000 for the three months ended March 31, 2001 compared to an operating loss of $3,463,000 for the comparable period in 2000. This significant turnaround is the result of the major strategic shift and significant restructuring and cost reductions resulting from the Exclusive Marketing Agreement with Safety-Kleen.

The Company recognized net interest expense of $1,146,000 for the three months ended March 31, 2001, an increase of $622,000 or 118.7% compared to net interest expense of $524,000 for the three months ended March 31, 2000. The increase in net interest expense was primarily the result of the amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and increased debt at higher interest rates.

Dividends on redeemable preferred stock increased by $183,000 or 71.5% as a result of the amortization of preferred stock discounts associated with common stock warrants issued to investors during the second quarter of 2000.

As a result of the foregoing, the Company incurred a net loss of $741,000 for the three months ended March 31, 2001 compared to a net loss of $3,987,000 for the three months ended March 31, 2000.

The restructuring accrual decreased $193,000 from $301,000 at December 31, 2000 to $108,000 at March 31, 2001 as the expected restructuring costs were incurred during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2001 decreased by $489,000 to $838,000, compared to net cash used in operating activities of $1,327,000 for the comparable three month period of the prior year. The decrease for the current period is attributable to a decrease of approximately $3,246,000 in the net loss, from $3,987,000 to $741,000 and a decrease in inventory of $895,000. These sources of cash were offset by an increase in accounts receivable, increase in other assets and a decrease in accounts payable and accrued expenses.

Net cash provided by investing activities for the three months ended March 31, 2001 was $84,000, an increase of $84,000, compared to $ 0 during the comparable period of the prior year. This increase was a result of selling rental equipment to Safety-Kleen during the three months ended March 31, 2001.

Net cash provided from financing activities for the three months ended March 31, 2001 decreased by $442,000 to $333,000, from $775,000 for the three months ended March 31, 2000. The decrease is due to reduced borrowing activity on the Company's line of credit.

At March 31, 2001, the Company had negative net working capital of $4,568,000 and cash and cash equivalents of $67,000, compared to negative net working capital of $849,000 and cash and cash equivalents of $488,000 at December 31, 2000.

The Company borrowed an additional $400,000 in the first quarter 2001 on its Revolving Credit Loan Agreement (the "Senior Revolver") which provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's accounts receivable and inventory. The Advance Supplement was $3,000,000 through March 31, 2001 and is $2,500,000 for the period April 1, 2001 until maturity. As of March 31, 2001, there was approximately $250,000 credit available on the Senior Revolver.

The Company's material financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $85,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), noncash interest payments on the Company's 8.25% Subordinated Convertible Notes (approximately $132,000 per month), noncash dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock (approximately $105,000 per month), interest payments on its Senior Revolver (up to approximately $58,000 per month) and Subordinated Loan Agreement (approximately $38,000 per month).

The Company's primary sources of cash are the Senior Revolver and sales to Safety-Kleen.

Since the Exclusive Marketing Agreement with Safety-Kleen became effective, the Company has commenced shipping machines to Safety-Kleen and Safety-Kleen has commenced paying the Company according to the terms of the agreement. Assuming Safety-Kleen's continued performance, the Company currently anticipates that for

2001 it will not require additional equity or debt financing in excess of that available under the Senior Revolver, although there can be no assurance. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in 2002 to repay long-term debt and the redeemable preferred stock as follows:

                       DEBT       PREFERRED STOCK       TOTAL
                       ----       ---------------       -----

        2002      $ 4,292,199      $        --      $ 4,292,199
        2003       27,591,022               --       27,591,022
        2004               --       20,326,215       20,326,215
                  -----------      -----------      -----------
      Total       $31,883,221      $20,326,215      $52,209,436
                  ===========      ===========      ===========

The Company believes that it may need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS.

    The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its products on a cost effective basis, market acceptance of the Company's products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the expansion of its services network and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen, the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products as well as other factors. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION.

Nasdaq delisting

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              None

(b)      Reports on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SYSTEMONE TECHNOLOGIES INC.

Date: May 14, 2001           /s/ PAUL I. MANSUR
                            --------------------------------------------------
                                     PAUL I. MANSUR
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date: May 14, 2001          /s/ STEVEN M. HEALY
                            --------------------------------------------------
                                     STEVEN M. HEALY
                                     Director of Finance and Controller
                                     (Principal Financial Accounting Officer)