Form 10QSB
period 2001-06-30
SYSTEMONE TECHNOLOGIES INC
filed 2001-08-14
CIK 934851

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission File No. 000-21325


                           SYSTEMONE TECHNOLOGIES INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER


           FLORIDA                                       65-0226813
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

                        8305 N.W. 27TH STREET, SUITE 107
                              MIAMI, FLORIDA 33122
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 593-8015
                  --------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                             ----------------------
                                  (Former Name)


CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

              YES [X]                      NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 4,742,923 SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 8, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

              YES [ ]                      NO [X]

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................    2

         Condensed Balance Sheets-
         As of June 30, 2001 (unaudited) and December 31, 2000 .............    2

         Condensed Statements of Operations (unaudited) - For the three
         and six months ended June 30, 2001 and 2000 .......................    3

         Condensed Statements of Cash Flows (unaudited) - For the six
         months ended June 30, 2001 and 2000 ...............................    4

         Notes to Condensed Financial Statements (unaudited) ...............    5

Item 2.  Management's Discussion and Analysis or Plan
         of Operation ......................................................    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................   13

Item 2.  Changes in Securities and Use of Proceeds .........................   13

Item 3.  Defaults Upon Senior Securities ...................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ...............   13

Item 5.  Other Information .................................................   13

Item 6.  Exhibits and Reports on Form 8-K ..................................   13

         Signatures ........................................................   14



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (In thousands)

                                                         June 30,    December 31,
                                                           2001          2000
                                                         --------    ------------
                                                       (Unaudited)
                           ASSETS
Current assets:
    Cash and cash equivalents                            $      5      $    488
    Receivables, net of allowance of $258 and $269          1,958         1,568
    Inventory                                               1,021         1,873
    Other assets                                              339           124
                                                         --------      --------
        Total current assets                                3,323         4,053

Property and equipment, net                                 1,875         2,229
Other assets                                                1,279           667
                                                         --------      --------

        Total assets                                     $  6,477      $  6,949
                                                         ========      ========

             LIABILITIES, REDEEMABLE CONVERTIBLE
          PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                $  2,492      $  3,101
    Restructuring accrual                                      89           301
    Warranty accrual                                          985         1,030
    Deferred revenue                                          124           189
    Current installments of long-term debt
      and obligations under capital lease                   5,283           281
                                                         --------      --------

        Total current liabilities                           8,973         4,902
                                                         --------      --------

Long-term debt                                             22,675        25,364
Non-current warranty accrual                                  429           943
                                                         --------      --------

        Total liabilities                                  32,077        31,209
                                                         --------      --------

Redeemable convertible preferred stock, $1.00
 par value per share. Authorized 1,500,000 shares,
 161,739 issued and outstanding (155,424 in 2000)
 at redemption value                                       16,174        15,542
    Less unamortized discount                              (1,434)       (1,680)
                                                         --------      --------

        Net redeemable convertible preferred stock         14,740        13,862
                                                         --------      --------

Stockholders' deficit:
  Common stock, $0.001 par value per share
  Authorized 25,000,000 shares, issued and
  outstanding 4,742,923                                         5             5
    Additional paid-in capital                             19,129        19,129
    Accumulated deficit                                   (59,474)      (57,256)
                                                         --------      --------

         Total stockholders' deficit                      (40,340)      (38,122)
                                                         --------      --------
         Total liabilities, redeemable convertible
           preferred stock and stockholders' deficit     $  6,477      $  6,949
                                                         ========      ========



            See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                  Three Months Ended                 Six Months Ended
                                            ----------------------------      ----------------------------
                                               June 30,         June 30,        June 30,         June 30,
                                                2001             2000             2001             2000
                                            -----------      -----------      -----------      -----------
Revenue                                     $     4,143      $     5,010      $     8,539      $     9,296

Costs of goods sold                               2,574            2,020            5,486            3,792

                                            -----------      -----------      -----------      -----------
           Gross profit                           1,569            2,990            3,053            5,504
                                            -----------      -----------      -----------      -----------

Operating expenses:
  Selling, general & administrative                 969            5,037            1,994           10,848
  Research and development                           53               77              107              243

                                            -----------      -----------      -----------      -----------
          Total operating expenses                1,022            5,114            2,101           11,091
                                            -----------      -----------      -----------      -----------

          Profit (loss) from operations             547           (2,124)             952           (5,587)
                                            -----------      -----------      -----------      -----------

Interest expense, net                              (726)            (520)          (1,453)          (1,043)
Amortization of note discount                      (420)                             (839)
                                            -----------      -----------      -----------      -----------
          Total interest                         (1,146)            (520)          (2,292)          (1,043)
                                            -----------      -----------      -----------      -----------

          Net loss                                 (599)          (2,644)          (1,340)          (6,630)
                                            -----------      -----------      -----------      -----------

Dividends and accretion of
 discount on redeemable
 convertible preferred stock                       (439)            (278)            (878)            (534)
                                            -----------      -----------      -----------      -----------

Net loss to common shares                   $    (1,038)     $    (2,922)     $    (2,218)     $    (7,164)
                                            ===========      ===========      ===========      ===========

Basic and diluted net loss per
 common share                               $      (.22)     $      (.62)     $      (.47)     $     (1.51)
                                            ===========      ===========      ===========      ===========

Weighted average shares
 outstanding                                  4,742,923        4,742,923        4,742,923        4,742,923
                                            ===========      ===========      ===========      ===========



            See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                 (In thousands)

                                                                    June 30,     June 30,
                                                                      2001         2000
                                                                    -------      -------
Cash flows used in operating activities:
   Net loss                                                         $(1,340)     $(6,630)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization                                    1,267          396
     Interest accrued on convertible debt                             1,067          750
     Provision for obsolete inventory and doubtful accounts             (19)          --
     Changes in operating assets and liabilities:
        Receivables                                                    (379)         942
        Inventories                                                     861          840
        Prepaids and other assets                                      (976)          44
        Accounts payable and accrued expenses                          (609)         (59)
        Restructuring accrual                                          (212)          --
        Warranty accrual                                               (559)          --
        Deferred revenue                                                (65)          53

                                                                    -------      -------
            Net cash used in operating activities                      (964)      (3,664)
                                                                    -------      -------

Cash flows provided by investing activities:
   Purchase of equipment                                                (18)          (3)
   Proceeds from sale of equipment                                       92           --

                                                                    -------      -------
            Net cash provided by (used in) investing activities          74           (3)
                                                                    -------      -------

Cash flows provided by financing activities:
   Proceeds from long-term debt                                         550        2,000
   Proceeds from issuance of convertible preferred stock                 --          922
   Repayments of capital lease obligations                             (143)        (154)

                                                                    -------      -------
            Net cash provided by financing activities                   407        2,768

                                                                    -------      -------
            Net decrease in cash and cash equivalents                  (483)        (899)

Cash and cash equivalents at beginning of period                        488          912
                                                                    -------      -------

Cash and cash equivalents at end of period                          $     5      $    13
                                                                    =======      =======
Supplemental Information:
   Cash paid for:
      Interest                                                      $   325      $   160
                                                                    -------      -------
      Taxes                                                         $     0      $     0
                                                                    -------      -------


            See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)
                              AND DECEMBER 31, 2000

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

SystemOne Technologies Inc. (the "Company") designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company was incorporated in November 1990, commenced the sale of SystemOne(R) Washers in July 1996 and has sold approximately 25,100 total SystemOne(R) units through June 30, 2001. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

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

(2) LIQUIDITY

As a result of restructuring the Company's operations in the fourth quarter of 2000 related to implementing the Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), the Company has significantly reduced expenses and has achieved operating profitability in both the first and second quarters of 2001. The Company currently anticipates that for fiscal year 2001 it will not require additional equity or debt financing in excess of that available under the Revolving Credit Loan Agreement (the "Senior Revolver"), although there can be no assurance. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in 2002 to repay the long-term debt and the redeemable preferred stock. The Company believes that it may need to obtain new debt or equity to fund all or part of the required payments or refinance its existing credit facility. There is no certainty that the Company would be able to obtain the required funds on acceptable terms.

(3) REVENUE RECOGNITION

The Company recognizes revenue upon shipment of equipment from its manufacturing facility.

(4) DEFERRED BILLINGS

The majority of the purchase price payable for each unit purchased by Safety-Kleen, specified in the Exclusive Marketing Agreement, is payable on net 30 day terms from date of shipment with a portion of the billings to be deferred and payable in 36 equal monthly installments. The Company recognizes the deferred payments as revenue at the time of shipment based on the present value of the 36 payments utilizing a discount rate that represents the Company's cost of capital. At June 30, 2001, $305,000 is included in receivables and $760,000 in other assets for deferred payment billings.

(5) REVOLVING CREDIT LOAN AGREEMENT

The Company borrowed an additional $400,000 in the first quarter 2001 and $150,000 in the second quarter 2001 on its Senior Revolver which provides the Company with a $5 million revolving line of credit. Pursuant to the Revolving Credit Loan Agreement, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's accounts receivable and inventory. The Advance Supplement (as defined) is $2,500,000 for the period April 1, 2001 until May 30, 2003. As of June 30, 2001, there was approximately $250,000 additional credit available on the Senior Revolver.

(6) INCOME TAXES

Realization of deferred tax assets associated with federal and state net operating loss carryforwards ("NOL") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and, accordingly, has established a valuation reserve against them in full.

(7) NASDAQ STOCK MARKET

The Company announced on May 8, 2001 that the Company's securities had been delisted from the Nasdaq Stock Market effective with the open of business that day. The Company's securities continue to be quoted on the OTC Electronic Bulletin Board under its current symbol STEK.

(8) NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the EITF reached a consensus on Issue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which are not revised to comply with the requirements of EITF 00-19 by December 31, 2000, will require reclassification out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. This reclassification will remain until the contracts are revised to comply with EITF 00-19 through June 30, 2001. The Company believes that the equity derivative contracts that may remain outstanding after June 30, 2001 are in accordance with the requirements of EITF 00-19 and the adoption did not have a material impact on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Commencing in the first quarter of 2001, shifting its strategy, the Company appointed Safety-Kleen the exclusive distributor for SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico under the Exclusive Marketing Agreement. This strategic shift has allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company's operating expenses.

As a result of the successful launch of its new distribution alliance with industry leader Safety-Kleen, the Company has recognized significant reductions in selling, general and administrative expenses, has reduced its unit cost of production and has transitioned to operating profitability.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Sales decreased by $867,000, or 17.3%, to $4,143,000 for the three months ended June 30, 2001 from $5,010,000 for the comparable period of 2000. Sales in the second quarter of 2001 were entirely to Safety-Kleen at contractual distributor price levels pursuant to the Exclusive Marketing Agreement, compared to direct sales at higher retail prices for the second quarter of 2000. The reduction in price is partially offset by an approximate 50% increase in units sold versus the comparable period last year.

Gross margin as a percentage of sales was 37.8% and 59.7% for the three months ended June 30, 2001 and 2000, respectively. The decrease is a result of sales entirely at contractual distributor price levels to Safety-Kleen pursuant to the Exclusive Marketing Agreement during the three months ended June 30, 2001 as contrasted with direct sales at higher retail prices in the second quarter of 2000. The reduction in gross margin due to lower sales prices is partially offset by lower manufacturing plant overhead cost per unit achieved from higher production levels.

Selling, general and administrative expenses for the three months ended June 30, 2001 were $969,000, a decrease of $4,068,000, or 80.8%, compared to selling, general and administrative expenses of $5,037,000 for the three months ended June 30, 2000. The decrease is the result of the significant restructuring that took place in the fourth quarter of 2000 related to the Exclusive Marketing Agreement. Cost savings include elimination of the Company's entire sales force, dismantling the service infrastructure, including service centers and service fleet, and related reductions in the corporate office staff and administration.

Research and development expenses decreased by $24,000 or 31.2% to $53,000 for the three months ended June 30, 2001 from $77,000 for the three months ended June 30, 2000. The decrease is due to a shift in emphasis to production needs related to the Exclusive Marketing Agreement and a reduction in research and development staff in the fourth quarter of 2000.

The Company recognized an operating profit of $547,000 for the three months ended June 30, 2001 compared to an operating loss of $2,124,000 for the comparable period in 2000. This significant turnaround is the result of the major strategic shift and significant restructuring and cost reductions resulting from the Exclusive Marketing Agreement with Safety-Kleen.

The Company recognized net interest expense of $1,146,000 for the three months ended June 30, 2001, an increase of $626,000 or 120.4% compared to net interest expense of $520,000 for the three months ended June 30, 2000. The increase in net interest expense was primarily the result of the amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and increased debt at higher interest rates, offset by interest income of $48,000 associated with the deferred billings.

As a result of the foregoing, the Company incurred a net loss of $599,000 for the three months ended June 30, 2001 compared to a net loss of $2,644,000 for the three months ended June 30, 2000.

Dividends on redeemable convertible preferred stock increased by $161,000 or 57.9% to $439,000 for the three months ended June 30, 2001 from $278,000 for the three months June 30, 2000. The increase is due to a full quarter's amortization in the 2001 period of preferred stock discounts associated with common stock warrants issued to investors during the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Sales decreased by $757,000, or 8.1%, to $8,539,000 for the six months ended June 30, 2001 from $9,296,000 for the comparable period of 2000. Sales in the first six months of 2001 were entirely to Safety-Kleen at contractual distributor price levels pursuant to the Exclusive Marketing Agreement compared to direct sales at higher retail prices for the six months ended June 30, 2000. The reduction in price is partially offset by an approximate 68% increase in units sold versus the comparable period last year.

Gross margin as a percentage of sales was 35.8% and 59.2% for the six months ended June 30, 2001 and 2000, respectively. The decrease is a result of sales entirely at contractual distributor price levels to Safety-Kleen pursuant to the Exclusive Marketing Agreement during the six months ended June 30, 2001 versus direct sales at higher retail prices in the comparable period of 2000. The reduction in gross margin due to lower sales prices is partially offset by lower manufacturing plant overhead cost per unit achieved from higher production levels. Also, the gross margin has improved in the second quarter of 2001 compared to first quarter of 2001 due to higher unit cost in inventory at December 31, 2000 that was sold in the first quarter of 2001.

Selling, general and administrative expenses for the six months ended June 30, 2001 were $1,994,000, a decrease of $8,854,000, or 81.6%, compared to selling, general and administrative expenses of $10,848,000 for the six months ended June 30, 2000. The decrease is the result of the significant restructuring that took place in the fourth quarter of 2000 related to the Exclusive Marketing Agreement. Cost savings include elimination of the Company's entire sales force, dismantling the service infrastructure, including service centers and service fleet, and related reductions in the corporate office staff and administration.

Research and development expenses decreased by $136,000 or 56% to $107,000 for the six months ended June 30, 2001 from $243,000 for the six months ended June 30, 2000. The decrease is due to a shift in emphasis to production needs related to the Exclusive Marketing Agreement and a reduction in research and development staff in the fourth quarter of 2000.

The Company recognized an operating profit of $952,000 for the six months ended June 30, 2001 compared to an operating loss of $5,587,000 for the comparable period in 2000. This significant turnaround is the result of the major strategic shift and significant restructuring and cost reductions resulting from the Exclusive Marketing Agreement with Safety-Kleen.

The Company recognized net interest expense of $2,292,000 for the six months ended June 30, 2001, an increase of $1,249,000 or 119.8% compared to net interest expense of $1,043,000 for the six months ended June 30, 2000. The increase in net interest expense was primarily the result of the amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and increased debt incurred during the year ended December 31, 2000, at higher interest rates, offset by interest income of $48,000 associated with the deferred billings.

As a result of the foregoing, the Company incurred a net loss of $1,340,000 for the six months ended June 30, 2001 compared to a net loss of $6,630,000 for the six months ended June 30, 2000.

Dividends on redeemable convertible preferred stock increased by $344,000 or 64.4% to $878,000 for the six months ended June 30, 2001 from $534,000 for the six months June 30, 2000. The increase is due to full quarters in 2001 of amortization of preferred stock discounts associated with common stock warrants issued to investors during the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2001 decreased by $2,700,000 to $964,000, compared to net cash used in operating activities of $3,664,000 for the comparable six month period of the prior year. The decrease is primarily attributable to a decrease in net loss of $5,290,000 offset by an increase in other assets of $976,000 an increase in receivables of $379,000 a decrease in accounts payable and accrued expenses of $609,000 and a decrease of warranty accrual of $559,000.

The Company recognizes revenue upon shipment of equipment with respect to the deferred billings discussed in footnote 4 of the notes to condensed financial statements, although, cash will be received in 36 equal monthly installments following a 90 day deferral in the first year of the Exclusive Marketing Agreement and a 60 day deferral thereafter.

The net cash provided by investing activities for the six months ended June 30, 2001 was a result of the one time sale of existing rental equipment to Safety-Kleen in the first quarter of 2001 for $92,000.

The net cash provided by financing activities for the six months ended June 30, 2001 decreased by $2,361,000 to $407,000, from $2,768,000 for the six months ended June 30, 2000. The decrease is due, in part, to reduced borrowing activity on the Company's line of credit during the 2001 period. Also, the Company did not sell preferred stock during the six months ended June 30, 2001 compared to the same period in 2000 when the Company generated proceeds of $922,000 from preferred stock sales.

At June 30, 2001, the Company had a working capital deficiency of $5,650,000 and cash and cash equivalents of $5,000, compared to a working capital deficiency of $849,000 and cash and cash equivalents of $488,000 at December 31, 2000. The increased working capital deficiency is the result of an increase in current installments of long term debt of $5,002,000 which was $281,000 at December 31, 2000 and $5,283,000 at June 30, 2001.

The Company borrowed an additional $550,000 in the first two quarters of 2001 on its Senior Revolver which provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's accounts receivable and inventory. The Advance Supplement (as defined) is $2,500,000 for the period April 1, 2001 until maturity. As of June 30, 2001, there was approximately $250,000 additional credit available on the Senior Revolver.

The Company's material financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $85,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), interest payments on its Senior Revolver (up to approximately $58,000 per month) and interest accrued on its Subordinated Loan Agreement (approximately $39,000 per month).

The Company's primary sources of cash are the Senior Revolver and sales to Safety-Kleen. The Exclusive Marketing Agreement with Safety-Kleen has an initial term of five years plus two five year renewal options and a termination right exercisable by Safety-Kleen prior to the third year of the initial term. Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

As a result of restructuring the Company's operations in the fourth quarter of 2000 related to implementing the Exclusive Marketing Agreement with Safety-Kleen, the Company has significantly reduced expenses and has achieved operating profitability in both the first and second quarters of 2001. The Company currently anticipates that for fiscal year 2001 it will not require additional equity or debt financing in excess of that available under the Senior Revolver, although there can be no assurance. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2002, to repay long-term debt, interest and the redeemable preferred stock as follows:

                              DEBT          PREFERRED STOCK           TOTAL
                          -----------       ---------------       -----------
     2002                 $ 4,292,199         $        --         $ 4,292,199
     2003                  27,741,022                  --          27,741,022
     2004                                      20,326,215          20,326,215
                          -----------         -----------         -----------
     Total                $32,033,221         $20,326,215         $52,359,436
                          ===========         ===========         ===========

The Company intends to raise equity or debt capital to fund all or part of the required payments or refinance the Company's existing credit facility. There is no certainty that the Company will be able to obtain the required funds on acceptable terms.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2001 Annual Meeting of Shareholders on June 22, 2001; one item was submitted to a vote of security holders:

         The election of four members to the Company's Board of Directors to hold office until the Company's 2002 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Paul A. Biddelman and Kenneth Ch'uan-k'ai Leung were elected as directors of the Company. Including shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock voting with the holders of Common Stock on an as-converted basis, 8,182,057 votes were cast in favor of election of Pierre G. Mansur, Paul I. Mansur, Paul A. Biddelman and Kenneth Ch'uan-k'ai Leung as directors of the Company and 0 votes were withheld from voting for the directors.


ITEM 5.  OTHER INFORMATION.

The Company announced on May 8, 2001 that the Company's securities had been delisted from the Nasdaq Stock Market effective with the open of business that day. The Company's securities continue to be quoted on the OTC Electronic Bulletin Board under its current symbol STEK.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SYSTEMONE TECHNOLOGIES INC.


Date:    August 14, 2001               /s/ Paul I. Mansur
                                       -----------------------------------
                                       PAUL I. MANSUR
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:    August 14, 2001               /s/ Steven M. Healy
                                       -----------------------------------
                                       STEVEN M. HEALY
                                       Director of Finance and Controller
                                       (Principal Financial Accounting Officer)