Form 10QSB
period 2001-09-30
SYSTEMONE TECHNOLOGIES INC
filed 2001-11-14
CIK 934851

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                          COMMISSION FILE NO. 000-21325

                           SYSTEMONE TECHNOLOGIES INC.
              ----------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter

           FLORIDA                                       65-0226813
    ----------------------                       -------------------------
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

                   YES [X]                        NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 4,742,923 SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON NOVEMBER 8, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                   YES [ ]                        NO [X]

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets-
                  As of September 30, 2001 (unaudited) and December 31, 2000

                  Condensed Statements of Operations (unaudited) - For the three and nine months ended September 30, 2001 and 2000

                  Condensed Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2001 and 2000

                  Notes to Condensed Financial Statements (unaudited)

Item 2.           Management's Discussion and Analysis or Plan of Operation


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS, EXCLUDING SHARES)

                                                                              September 30,         December 31,
                                                                                  2001                  2000
                                                                               (Unaudited)
                                                                            ------------------   -------------------
                                        ASSETS
             Current assets:
                 Cash and cash equivalents                                      $          3          $        488
                 Receivables, net of allowance of $167 and $269                        1,854                 1,568
                 Inventories                                                           1,432                 1,873
                 Prepaid and other assets                                                357                   124
                                                                                ------------          ------------
                     Total current assets                                              3,646                 4,053

             Property and equipment, net                                               1,736                 2,229
             Long term portion of deferred billings                                    1,033                    --
             Other assets                                                                443                   667
                                                                                ------------          ------------
                     Total assets                                               $      6,858          $      6,949
                                                                                ============          ============

                          LIABILITIES, REDEEMABLE CONVERTIBLE
                       PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

             Current liabilities:
                 Accounts payable and accrued expenses                          $      2,569          $      3,101
                 Restructuring accrual                                                    88                   301
                 Warranty accrual                                                        948                 1,030
                 Deferred revenue                                                        116                   189
                 Current installments of long-term debt
                   and obligations under capital leases                                5,899                   281
                                                                                ------------          ------------
                     Total current liabilities                                         9,620                 4,902
                                                                                ------------          ------------
             Long-term debt                                                           23,014                25,364
             Non-current warranty accrual                                                300                   943
                                                                                ------------          ------------
                     Total liabilities                                                32,934                31,209
                                                                                ------------          ------------

             Redeemable convertible preferred stock, $1.00
              par value per share. Authorized 1,500,000 shares,
              165,025 issued and outstanding (155,424 in 2000)
              at redemption value                                                     16,503                15,542
                 Less unamortized discount                                            (1,314)               (1,680)
                                                                                ------------          ------------
                     Net redeemable convertible preferred stock                       15,189                13,862
                                                                                ------------          ------------

             Stockholders' deficit:
               Common stock, $0.001 par value per share.
               Authorized 25,000,000 shares, issued and
               outstanding 4,742,923                                                       5                     5
                 Additional paid-in capital                                           19,129                19,129
                 Accumulated deficit                                                 (60,399)              (57,256)
                                                                                ------------          ------------
                      Total stockholders' deficit                                    (41,265)              (38,122)
                                                                                ------------          ------------
                      Total liabilities, redeemable convertible
                        preferred stock and stockholders' deficit               $      6,858          $      6,949
                                                                                ============          ============

            See accompanying notes to condensed financial statements.

                          SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        Three Months Ended               Nine Months Ended
                                                  ------------------------------   --------------------------------
                                                   September 30,   September 30,    September 30,   September 30,
                                                       2001            2000             2001            2000
                                                  --------------   -------------   --------------   ---------------

             Revenue                              $        4,047    $      4,536    $      12,586   $      13,832

             Costs of goods sold                           2,451           1,807            7,937           5,597
                                                  --------------    ------------    -------------   -------------
                      Gross profit                         1,596           2,729            4,649           8,235
                                                  --------------    ------------    -------------   -------------

             Operating expenses:
              Selling, general & administrative              842           4,882            2,836          15,730
              Research and development                        51              44              158             287
                                                  --------------    ------------    -------------   -------------
                     Total operating expenses                893           4,926            2,994          16,017
                                                  --------------    ------------    -------------   -------------

                     Profit (loss) from operations           703          (2,197)           1,655          (7,782)
                                                  --------------    ------------    -------------   -------------

             Interest expense, net                          (757)           (608)          (2,210)         (1,651)
             Amortization of note discount                  (420)            --            (1,259)            --
                                                  --------------    ------------    -------------   -------------
                     Total interest                       (1,177)           (608)          (3,469)         (1,651)
                                                  --------------    ------------    -------------   -------------

                     Net loss                               (474)         (2,805)          (1,814)         (9,433)
                                                  --------------    ------------    -------------   -------------

             Dividends and accretion of
              discount on redeemable
              convertible preferred stock                   (453)           (291)          (1,331)           (825)
                                                  --------------    ------------    -------------   -------------

             Net loss to common shares            $         (927)   $     (3,096)   $      (3,145)  $     (10,258)
                                                  ==============    ============    =============   =============

             Basic and diluted net loss per
              common share                        $         (.20)   $       (.65)   $        (.66)  $       (2.16)
                                                  ==============    ============    =============   =============

             Weighted average shares
              outstanding                              4,742,923       4,742,923        4,742,923       4,742,923
                                                  ==============    ============    =============   =============

            See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                September 30,       September 30,
                                                                                     2001               2000
                                                                              -----------------    ----------------
              Cash flows used in operating activities:
                 Net loss                                                          $     (1,814)    $      (9,433)
                 Adjustments to reconcile net loss to net cash used
                  in operating activities:
                   Depreciation and amortization of debt issue costs                        645              443
                   Interest accrued on convertible debt and amortization of
                     note discounts                                                       2,929             1,247
                   Provision for obsolete inventory and doubtful accounts                   (91)               85
                   Changes in operating assets and liabilities:
                      Receivables                                                          (184)            1,116
                      Inventories                                                           430               931
                      Long term portion of deferred billings                             (1,033)               --
                      Prepaid and other assets                                             (233)              121
                      Accounts payable and accrued expenses                                (532)             (513)
                      Restructuring accrual                                                (213)               --
                      Warranty accrual                                                     (725)               --
                      Deferred revenue                                                      (73)               47
                                                                                   ------------     -------------
                          Net cash used in operating activities                            (894)           (5,956)
                                                                                   ------------     -------------

              Cash flows provided by (used in) investing activities:
                 Purchase of equipment                                                      (20)               (3)
                 Proceeds from sale of equipment                                             92                --
                                                                                   ------------     -------------
                          Net cash provided by (used in) investing activities                72                (3)
                                                                                   ------------     -------------

              Cash flows provided by financing activities:
                 Proceeds from issuance of convertible preferred stock                       --             2,000
                 Proceeds from long-term debt                                               550             3,485
                 Repayment of capital lease obligations                                    (213)             (263)
                                                                                   ------------     -------------
                          Net cash provided by financing activities                         337             5,222
                                                                                   ------------     -------------

                          Net decrease in cash and cash equivalents                        (485)             (737)

              Cash and cash equivalents at beginning of period                              488               912
                                                                                   ------------     -------------

              Cash and cash equivalents at end of period                           $          3     $         175
                                                                                   ============     =============

              Supplemental Information:
                  Cash paid for:
                      Interest                                                     $        446     $         237
                                                                                   ------------     -------------
                      Taxes                                                        $         --     $          --
                                                                                   ------------     -------------


            See accompanying notes to condensed financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)
                              AND DECEMBER 31, 2000

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

SystemOne Technologies Inc. (the "Company") designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company was incorporated in November 1990 and commenced the sale of SystemOne(R) Washers in July 1996. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

(2) LIQUIDITY

As a result of restructuring the Company's operations in the fourth quarter of 2000 related to implementing the Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), the Company has significantly reduced expenses and has achieved operating profitability in each of the three quarters ended September 30, 2001. The Company currently anticipates that for fiscal year 2001 it will not require additional equity or debt financing in excess of that available under the Revolving Credit Loan Agreement (the "Senior Revolver"), although there can be no assurance. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in the first quarter of 2002 to repay the current and long-term debt and the redeemable preferred stock. The Company believes that in 2002 it will need to either refinance its existing credit facility or obtain new debt or equity to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms.

The Company recognizes revenue upon shipment of equipment with respect to the deferred billings discussed in footnote 4 of the notes to condensed financial statements although cash will be received in equal installments over a 12 quarter period following a 90 day deferral in the first year of the Exclusive Marketing Agreement and a 60 day deferral thereafter.

(3) REVENUE RECOGNITION

The Company recognizes revenue upon shipment of equipment from its manufacturing facility.

(4) DEFERRED BILLINGS

The majority of the purchase price payable for each unit purchased by Safety-Kleen, specified in the Exclusive Marketing Agreement, is payable on net 30 day terms from date of shipment with a portion of the purchase price to be deferred and payable in equal installments over a 36 month period. The Company recognizes the deferred payments as revenue at the time of shipment based on the present value of the 12 quarterly payments utilizing a discount rate that represents the Company's cost of capital. In addition, the Company recognizes interest income over the discount period which is the difference between the present value of the 12 quarterly payments recorded at the time of shipment and the actual amount received. At September 30, 2001, $472,000 is included in receivables which is the current portion of deferred billings and $1,033,000 is the long term portion due beyond 12 months.

(5) REVOLVING CREDIT LOAN AGREEMENT

While the Company did not draw any funds on the Senior Revolver in the third quarter 2001, the Company did borrow $400,000 in the first quarter 2001 and $150,000 in the second quarter 2001. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement (as defined) plus an amount based on the Company's receivables and inventory. The Advance Supplement is $2,500,000 for the period April 1, 2001 until May 30, 2003. As of September 30, 2001, there was approximately $250,000 credit available on the Senior Revolver.

(6) INCOME TAXES

Realization of deferred tax assets associated with federal and state net operating loss carryforwards ("NOL") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full.

(7) NASDAQ STOCK MARKET

The Company announced on May 8, 2001 that the Company's securities had been delisted from the Nasdaq Stock Market effective with the open of business that day. The Company's securities continue to be quoted on the OTC Electronic Bulletin Board under its current symbol STEK.

(8) NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the EITF reached a consensus on Issue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which are not revised to comply with the requirements of EITF 00-19 by December 31, 2000, will require reclassification out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. This reclassification will remain until the contracts are revised to comply with EITF 00-19 through June 30, 2001. The Company believes that the adoption did not have a material impact on the financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB/A filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2000.

GENERAL AND RECENT DEVELOPMENTS

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company began to generate significant revenue from product sales in 1997 followed by increased operating expenses between 1997 and 2000 in connection with the development of a direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. Unfortunately, despite the economic, technological and environmental advantages offered by the Company's SystemOne(R) products, the market demand for a capital purchase or capital lease of parts washer equipment proved to be less than projected as there remained a strong preference in the parts washer market for the traditional month-to-month service charge or equipment rental. Consequently, revenues did not increase commensurately with the expenses of a direct marketing and distribution organization and the Company did not have the required large amounts of capital to finance rental inventory necessary to support a month-to-month rental program.

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

As a result of the successful launch of its new distribution alliance with industry leader Safety-Kleen, the Company has recognized significant reductions in selling, general and administrative expenses, has reduced its unit cost of production and has transitioned to operating profitability. Beginning with the first quarter of 2001, the Company has had three successive quarters of operating profitability which grew at the rate of 25% or more as compared to the preceding quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Sales decreased by $489,000, or 10.8%, to $4,047,000 for the three months ended September 30, 2001 from $4,536,000 for the comparable period of 2000. Sales in the third quarter of 2001 were entirely to Safety-Kleen at contractual distributor price levels pursuant to the Exclusive Marketing Agreement, compared to direct sales at higher retail prices for the third quarter of 2000. The reduction in price is partially offset by an approximate 58% increase in units sold versus the comparable period last year.

Gross margin as a percentage of sales was 39.4% and 60.2% for the three months ended September 30, 2001 and 2000, respectively. The decrease is a result of sales entirely at contractual distributor price levels to Safety-Kleen pursuant to the Exclusive Marketing Agreement during the three months ended September 30, 2001 as contrasted with direct sales at higher retail prices in the third quarter of 2000. The reduction in gross margin due to lower sales prices is partially offset by lower manufacturing plant overhead cost per unit achieved from higher production levels.

Selling, general and administrative expenses for the three months ended September 30, 2001 were $842,000, a decrease of $4,040,000, or 82.8%, compared to selling, general and administrative expenses of $4,882,000 for the three months ended September 30, 2000. The decrease is the result of the significant restructuring that took place in the fourth quarter of 2000 related to the Exclusive Marketing Agreement. Cost savings include elimination of the Company's entire sales force, dismantling the service infrastructure, including service centers and service fleet, and related reductions in the corporate office staff and administration.

Research and development expenses increased by $7,000 or 15.9% to $51,000 for the three months ended September 30, 2001 from $44,000 for the three months ended September 30, 2000. The increase is due to use of a consulting firm for product enhancements.

The Company recognized an operating profit of $703,000 for the three months ended September 30, 2001 compared to an operating loss of $2,197,000 for the comparable period in 2000. This significant turnaround is the result of the major strategic shift and significant restructuring and cost reductions resulting from the Exclusive Marketing Agreement with Safety-Kleen.

The Company recognized net interest expense of $1,177,000 for the three months ended September 30, 2001, an increase of $569,000 or 93.6% compared to net interest expense of $608,000 for the three months ended September 30, 2000. The increase in net interest expense was primarily the result of the amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and increased debt incurred during the year ended December 31, 2000, at higher interest rates, partially offset by interest income of $32,000 associated with the deferred billings discussed in footnote 4 of the notes to condensed financial statements.

As a result of the foregoing, the Company incurred a net loss of $474,000 for the three months ended September 30, 2001 compared to a net loss of $2,805,000 for the three months ended September 30, 2000.

Dividends on redeemable convertible preferred stock increased by $162,000 or 55.7% to $453,000 for the three months ended September 30, 2001 from $291,000 for the three months September 30, 2000. The increase is due to amortization in the 2001 period of preferred stock discounts associated with common stock warrants issued to investors during the second quarter of 2000 and the impact of dividends compounding.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales decreased by $1,246,000, or 9.0%, to $12,586,000 for the nine months ended September 30, 2001 from $13,832,000 for the comparable period of 2000. Sales in the first nine months of 2001 were entirely to Safety-Kleen at contractual distributor price levels pursuant to the Exclusive Marketing Agreement compared to direct sales at higher retail prices for the nine months ended September 30, 2000. The reduction in price is partially offset by an approximate 65% increase in units sold versus the comparable period last year.

Gross margin as a percentage of sales was 36.9% and 59.5% for the nine months ended September 30, 2001 and 2000, respectively. The decrease is a result of sales entirely at contractual distributor price levels to Safety-Kleen pursuant to the Exclusive Marketing Agreement during the nine months ended September 30, 2001 as contrasted with direct sales at higher retail prices in the comparable period of 2000. The reduction in gross margin due to lower sales prices is partially offset by lower manufacturing plant overhead cost per unit achieved from higher production levels. Also, the gross margin for the nine months ended September 30, 2001 is lower than the gross margin for the three months September 30, 2001 due to higher unit cost in inventory at December 31, 2000 that was sold in the first quarter of 2001.

Selling, general and administrative expenses for the nine months ended September 30, 2001 were $2,836,000, a decrease of $12,894,000, or 82.0%, compared to selling, general and administrative expenses of $15,730,000 for the nine months ended September 30, 2000. The decrease is the result of the significant restructuring that took place in the fourth quarter of 2000 related to the Exclusive Marketing Agreement. Cost savings include elimination of the Company's entire sales force, dismantling the service infrastructure, including service centers and service fleet, and related reductions in the corporate office staff and administration.

Research and development expenses decreased by $129,000 or 44.9% to $158,000 for the nine months ended September 30, 2001 from $287,000 for the nine months ended September 30, 2000. The decrease is due to a shift in emphasis to production needs related to the Exclusive Marketing Agreement and a reduction in research and development staff in the fourth quarter of 2000.

As a result of the significant restructuring, the Company recognized an operating profit of $1,655,000 for the nine months ended September 30, 2001 compared to an operating loss of $7,782,000 for the comparable period in 2000.

The Company recognized net interest expense of $3,469,000 for the nine months ended September 30, 2001, an increase of $1,818,000 or 110.1% compared to net interest expense of $1,651,000 for the nine months ended September 30, 2000. The increase in net interest expense was primarily the result of the amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and increased debt outstanding during the year ended December 31, 2000, at higher interest rates, partially offset by interest income of $80,000 associated with the deferred billings discussed in footnote 4 of the notes to condensed financial statements and also in the discussion of the three months ended September 30, 2001 above.

As a result of the foregoing, the Company incurred a net loss of $1,814,000 for the nine months ended September 30, 2001 compared to a net loss of $9,433,000 for the nine months ended September 30, 2000.

Dividends on redeemable convertible preferred stock increased by $506,000 or 61.3% to $1,331,000 for the nine months ended September 30, 2001 from $825,000 for the nine months ended September 30, 2000. The increase is due to amortization in the 2001 period of preferred stock discounts associated with common stock warrants issued to investors during the second quarter of 2000 and the impact of dividends compounding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2001 decreased by $5,062,000 to $894,000, compared to net cash used in operating activities of $5,956,000 for the comparable nine month period of the prior year. The decrease is primarily attributable to a decrease in net loss of $7,619,000 offset by an increase in deferred billings of $1,033,000, reduction of accounts payable and accrued expenses of $532,000 and a decrease in the restructuring and warranty accrual of $938,000.

The Company recognizes revenue upon shipment of equipment with respect to the deferred billings discussed in footnote 4 of the notes to condensed financial statements although cash will be received in equal installments over a 12 quarter period following a 90 day deferral in the first year of the Exclusive Marketing Agreement and a 60 day deferral thereafter.

Net cash provided by investing activities for the nine months ended September 30, 2001 was a result of the one time sale of existing rental equipment to Safety-Kleen in the first quarter of 2001 for $92,000.

Net cash provided by financing activities for the nine months ended September 30, 2001 decreased by $4,885,000 to $337,000, from $5,222,000 for the nine months ended September 30, 2000. The decrease is due to reduced borrowing activity on the Company's line of credit and no promissory notes issued during the nine months ended September 30, 2001 compared to the $2,500,000 in promissory notes issued during the nine months ended September 30, 2000. Also, the Company did not sell preferred stock during the nine months ended September 30, 2001 compared to the same period in 2000 when the Company generated proceeds of $2,000,000 from preferred stock sales.

At September 30, 2001, the Company had a working capital deficiency of $5,974,000 and cash and cash equivalents of $3,000, compared to a working capital deficiency of $849,000 and cash and cash equivalents of $488,000 at December 31, 2000. The increased working capital deficiency is the result of an increase in current installments of long term debt of $5,618,000 which was $281,000 at December 31, 2000 and $5,899,000 at September 30, 2001.

The Company borrowed an additional $550,000 in the first two quarters of 2001 on its Senior Revolver which provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement (as defined) plus an amount based on the Company's receivables and inventory. The Advance Supplement is $2,500,000 for the period April 1, 2001 until maturity. As of September 30, 2001, there was approximately $250,000 credit available on the Senior Revolver.

The Company's material financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $88,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), interest payments on its Senior Revolver (up to approximately $58,000 per month) and interest accrued on its Subordinated Loan Agreement (approximately $39,000 per month).

The Company's primary sources of cash are the Senior Revolver and sales to Safety-Kleen. The Exclusive Marketing Agreement with Safety-Kleen has an initial term of five years plus two five-year renewal options and a termination right exercisable by Safety-Kleen prior to the third year of the initial term. Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

As a result of restructuring the Company's operations in the fourth quarter of 2000 related to implementing the Exclusive Marketing Agreement with Safety-Kleen, the Company has reduced expenses and has achieved operating profitability in each of the first three quarters of 2001. The Company currently anticipates that for fiscal year 2001 it will not require additional equity or debt financing in excess of that available under the Senior Revolver, although there can be no assurance. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2002, to repay long-term debt, interest and the redeemable preferred stock as follows:

                                          DEBT           PREFERRED STOCK               TOTAL
                                          ----           ---------------               -----

              2002                $   4,292,199          $            --        $   4,292,199
              2003                   27,741,022                       --           27,741,022
              2004                           --               20,326,215           20,326,215
                                  -------------          ---------------        -------------
               Total              $  32,033,221          $    20,326,215        $  52,359,436
                                  =============          ===============        =============

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

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                None

         (b) Reports on Form 8-K

Form 8-K dated July 16, 2001 was filed with the Securities and Exchange Commission on July 23, 2001 and reported Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYSTEMONE TECHNOLOGIES INC.

Date:    November 7, 2001               /s/ PAUL I. MANSUR
                                        ----------------------------------------
                                        PAUL I. MANSUR
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:    November 7, 2001               /s/ STEVEN M. HEALY
                                        ----------------------------------------
                                        STEVEN M. HEALY
                                        Director of Finance and Controller
                                        (Principal Financial Accounting Officer)