Form 10KSB40
period 2001-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2002-04-03
CIK 934851

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                          Commission file no. 000-21325

                           SYSTEMONE TECHNOLOGIES INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                                 Florida                                                    65-0226813
    ------------------------------------------------------------------- ----------------------------------------------------
                         (State of Incorporation)                              (I.R.S. Employer Identification No.)

                            8305 N.W. 27th Street
                                  Suite 107
                              Miami, Florida                                                   33122
    ------------------------------------------------------------------- ----------------------------------------------------
            (Address of Registrant's Principal Executive Offices)                           (Zip Code)

                                 (305) 593-8015
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $.001 par value and the Common
                     Stock Purchase Rights attached thereto

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and not disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $17,045,312

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 27, 2002 was $9,675,563 computed by reference to the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board on such date.

As of March 27, 2002, there were 4,742,923 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III, Items 9-12, is incorporated by reference from the Registrant's definitive proxy statement (to be filed within 120 days after the end of the Registrant's fiscal year).

              Preliminary Note Regarding Forward Looking Statements

The following items contain certain "forward-looking statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the expectations or beliefs of SystemOne Technologies Inc. (the "Company"), including, but not limited to, statements concerning (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's continued growth and operating strategy; and
(iii) trends in governmental regulation. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "continue," "project," "target," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned that any such forward looking statements are not guarantees of future performance, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained herein, including without limitation the information set forth under the headings "Management's Discussion and Analysis or plan of operation," and "Business," identifies important factors that could cause such differences. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen Systems, Inc., a wholly owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), under the Marketing and Distribution Agreement that the Company entered into with Safety-Kleen on November 14th, 2000, as amended and restated as of March 8, 2001 (the "Exclusive Marketing Agreement"), the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products as well as other factors. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. To date, Safety-Kleen has not filed a restructuring plan with the bankruptcy court.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand without requiring off-site processing.

The Company was incorporated as Mansur Industries Inc. in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996 and began to generate significant revenue from product sales in 1997. The Company's operating expenses, however, increased significantly between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. As a result, the Company could not sustain the cost of this marketing and distribution organization, and elected to enter into an exclusive marketing agreement as described below under the "Exclusive Marketing Agreement with Safety-Kleen" and began shipping SystemOne(R) parts washer equipment in January 2001.

During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

Based upon industry research, the Company estimates that domestic expenditures in connection with industrial parts cleaning machines and services exceed $1.0 billion annually. Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring parts cleaning. Conventional industrial parts cleaning machines typically remove lubrication oils from tools and parts through the use of mineral spirit solvents that become progressively more contaminated and less effective in the cleaning process. Eventually, the solvent becomes saturated with oil, sludge and other contaminants and is typically classified as a hazardous waste under federal and state regulations. Under the most common current practice, the contaminated solvent must be stored until pick-up, when pure solvent is delivered and the contaminated solvent is transported to regional refining facilities. This delivery and off-site recycling program is typically scheduled on 4 to 16 week cycles. In contrast, the distillation process used in the Company's SystemOne(R) Washers removes all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer "on demand", eliminating the need for the costly and potentially dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process used in the SystemOne(R) Washers can typically be recycled or disposed of together with the customer's used motor oil, which is generally not classified as hazardous waste. Accordingly, the Company believes that its product line presents an attractive and economical alternative to users of other technologically outdated, non-recycling parts cleaning machines because the Company's SystemOne(R) product line facilitates efficient and economical compliance with environmental regulations, minimizes waste disposal requirements, reduces insurance costs and increases worker productivity as a result of enhanced cleaning solution utilization.

EXCLUSIVE MARKETING AGREEMENT WITH SAFETY-KLEEN

On November 14, 2000, the Company entered into the Exclusive Marketing Agreement with industry leader Safety-Kleen representing a major strategic shift in direction and focus for the Company. By joining with Safety-Kleen, the Company united its proprietary breakthrough technologies with the industry market leader for the past 30 years, providing both companies with significant competitive advantages. Pursuant to the Exclusive Marketing Agreement, 100% of the Company's domestic sales of SystemOne(R) Washers are to Safety-Kleen.

Under the Exclusive Marketing Agreement, Safety-Kleen was appointed the exclusive distributor of SystemOne(R) parts washer equipment in the United States, Puerto Rico, Canada and Mexico (the "Territory"). Safety-Kleen commenced marketing the Company's products throughout Safety Kleen's 173 branches across North America in January 2001. The Company has retained the right to distribute its equipment outside of the Territory as well as the right, subject to a right of first refusal for Safety-Kleen in certain circumstances, to market newly developed industrial and commercial parts washers through other distribution channels.

The Exclusive Marketing Agreement provides for minimum annual purchases escalating from 10,000 units during each of the first two years to 18,000 units during the fifth year at specified prices on each unit purchased. Approximately 88% of the price is due within 30 days with the balance payable to the Company in 12 quarterly installments.

Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for previously sold SystemOne(R) Parts Washers through the remaining warranty periods. The Company is responsible for any replacement parts needed for warranty repairs. The Company agreed to pay Safety-Kleen a total fee of $500,000 for such assumption. The remaining balance of the $500,000 fee as of January 31, 2002 was $350,000, payable in equal monthly installments of $25,000 through March 2003. In addition, the Company will maintain a call center to receive and track all warranty calls.

RESULTS OF RESTRUCTURING

Operations under the Exclusive Marketing Agreement with Safety-Kleen began January 1, 2001. At that time, Safety-Kleen became the exclusive distributor of SystemOne(R) parts washer equipment in the Territory and assumed responsibility for all service, maintenance and repair responsibilities for previously sold SystemOne(R) parts washers. In connection with the Exclusive Marketing Agreement, the Company restructured its operations beginning in November 2000 with a major emphasis on eliminating its national sales and service infrastructure. The restructuring is complete and the Company has accomplished the following results:

o Closed 57 service centers and terminated all real estate leases for those centers. The Company currently has no obligation or commitment to previous service center landlords.

o Terminated the employment of approximately 165 employees, including all sales, service and certain support and administrative personnel other than 5 regional service managers necessary to support the Safety-Kleen program. The 5 regional service managers are strategically located throughout the country and provide technical expertise and training to Safety-Kleen personnel as needed. In addition, they enable the Company to maintain accurate and timely communication between Safety-Kleen branches and the Company's management.

o Subleased all service trucks to Safety-Kleen beginning March 15, 2001 through the termination of the original leases, all of which terminated by February 28, 2002.

o Transported and consolidated all finished goods, raw material and service parts inventory from the Company's 57 service centers to the Company's Miami, Florida facility. As a result of consolidating all inventory into one location, inventory levels have been reduced $824,492 or 44% to $1,048,563 at December 31, 2001 from $1,873,055 at December
        31, 2000.

o Higher and consistent production levels have allowed the Company to more efficiently utilize its production facility thereby lowering per unit manufacturing plant overhead cost. Additionally, the Exclusive Marketing Agreement requires Safety-Kleen to purchase 1/12th of each contract year's minimum purchase commitment per month enabling the Company to maximize manufacturing efficiency and minimize raw material and finished goods inventory levels.

STRATEGY

The Company's strategy is to continue its focus on the research, design, development, manufacture and sale of its SystemOne(R) Washers. The Company believes that its products have achieved significant market penetration because of the technological, economic and environmental advantages of the Company's products over competitive equipment. The Company plans to place strong emphasis in 2002 on the following initiatives:

o ACCELERATE SALES AND MARKET PENETRATION THROUGH ITS MARKETING AND DISTRIBUTION STRATEGY WITH SAFETY-KLEEN. The Company's general parts washer product line is currently being distributed by Safety-Kleen in the Territory. The Company now has the potential to access over 400,000 customers currently believed to be serviced by Safety-Kleen through its sales and service representatives in the Territory.

o EXPAND PRODUCT LINE. The Company expects to broaden its industrial parts cleaning product line with the commercial launch of its new spray gun washers currently anticipated to occur during mid 2002, although, as with any new product, unanticipated design or production problems could delay such introduction. See "Products". The Company has obtained patent protection, developed prototypes and conducted extensive testing of this new product.

o EXPAND TO INTERNATIONAL MARKETS. The Company believes that significant opportunities exist for international sales of the SystemOne(R) product line. The Company is currently exploring distribution opportunities in international markets through distribution agreements. The Company's current plans call for launching sales in certain international markets during mid 2002 although there can be no assurance that the Company will be able to enter into acceptable international distribution agreements on profitable terms.

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

SYSTEMONE(R) GENERAL PARTS WASHER, was the first of the Company's products to be available in commercial quantities. The SystemOne(R) General Parts Washer provides users with pure mineral spirit solvent "on demand" for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the unit. This process allows the solvent to be perpetually used and reused without the need for off-site processing, minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent. The markets for SystemOne(R) General Parts Washers are automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning. This product line is currently distributed by Safety-Kleen under the Exclusive Marketing Agreement.

SYSTEMONE(R) MOBILE WASHER is a mobile telescoping mini-parts washer designed specifically for the automotive brake industry to meet Occupational Safety and Health Act standards for the containment of airborne asbestos particles during automobile brake repair operations. As an auxiliary unit to the SystemOne(R) General Parts Washer, the SystemOne(R) Mobile Washer may be placed directly under the automobile being serviced and provides clean solvent on demand to the user by utilizing the SystemOne(R) General Parts Washer to distill the contaminated solvents.

SYSTEMONE(R) INDUSTRIAL PARTS WASHER is scheduled for commercial introduction in the fourth quarter of 2002, and is an industrial grade version of our SystemOne(R) General Parts Washer, manufactured to withstand corrosive chemicals utilized in certain industrial environments, although, as with any new product, unanticipated design or production problems could delay such introduction.

SYSTEMONE(R) SPRAY GUN WASHER, scheduled for commercial introduction in mid 2002, incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target markets for spray gun washers consist of automotive, aviation and marine paint shops and all general manufacturing operations that maintain painting operations. The Company anticipates that the auto painting industry will represent a substantial market. The SystemOne(R) Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint industry.

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

MARKETING AND DISTRIBUTION

See "Item 1 Description of Business -- Exclusive Marketing Agreement with Safety-Kleen" which is incorporated herein by reference.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

The Company has been awarded 11 United States patents for its product line including its SystemOne(R) General Parts Washer (4 patents), Power Spray Washer, Spray Gun Washer, Immersion Washer, Floor Washer, MiniDisposer (thermal oxidizer) and Vapor Recovery System. The Company intends to apply for additional patents as appropriate. The Company's patents on its principal product, the SystemOne(R) general parts washer, have terms commencing September 1994 and continue through September 2015. The Company currently has a patent pending relating to an advanced vapor recovery system. The Company also holds eight foreign patents in Canada, Mexico and Japan relating to its SystemOne(R) technologies and has nine additional foreign patents pending in Europe, Canada, Mexico and Japan.

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

The Company has received a federal trademark registration with respect to the mark "SystemOne(R)" and design.

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

RESEARCH AND DEVELOPMENT

Now that the Company has successfully implemented the Exclusive Marketing Agreement, the Company plans to focus additional resources and management attention on the development of additional products utilizing the Company's core recycling technologies. The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and progress and the Company will seek to retain what it perceives as its technological superiority over competitors' products. In this regard, the Company intends to continue to seek means of refining and improving its SystemOne(R) Washers. In order to keep pace with the rate of technological change, the Company also intends to devote considerable resources in time, personnel and funds on research and development for future products. The Company recognizes that many of its competitors have far greater financial and personnel resources than the Company which may be devoted to research and development and there can be no assurance that the Company will maintain a technological advantage over its competitors. Additionally, although there can be no assurance that the Company will develop new products capable of commercialization, the Company intends to continue its programs to develop new products, some of which may utilize the Company's patented products and processes.

The Company spent approximately $221,000 on research and development in 2001 compared to approximately $460,000 in 2000, none of which was directly passed on to the Company's clients. The decrease is due to a shift in emphasis to production needs during 2001 related to the Exclusive Marketing Agreement.

The Company is currently working on 3 research and development projects; the European model of the SystemOne(R) General Parts Washer, the SystemOne(R) Spray Gun Washer and the SystemOne(R) Industrial Parts Washer.

The European model of the SystemOne(R) General Parts Washer is designed and developed and 24 units have been shipped to Europe for field testing by 2 prospective distributors. The Company estimates that any issues resulting from field testing will be resolved by June 2002 at which time the Company anticipates commencing commercial sales of the unit provided that an acceptable distribution agreement can be entered into. Costs incurred for the year ended December 31, 2001 on the European model are approximately $133,000 and the Company estimates that the cost to complete the project will be approximately $45,000. Units have been successfully tested in the field since November 2001.

The SystemOne(R) Spray Gun Washer is designed and developed and will be field tested during April 2002. Commercial introduction of the unit is expected in mid 2002 provided that an acceptable distribution agreement can be entered into. Costs incurred for the year ended December 31, 2001 on the Spray Gun Washer are approximately $55,000 and we estimate that approximately $100,000 will be incurred to complete development. The Spray Gun Washer utilizes the same core technology as the General Parts Washer and the Company does not anticipate any significant technological issues although there can be no assurance that field testing will not detect unanticipated problems.

The SystemOne(R) Industrial Parts Washer is currently in the development stage. The anticipated completion date of this model is November 2002. Costs incurred through December 31, 2001 are approximately $33,000 and the Company estimates that approximately $150,000 will be incurred to complete the project. The Industrial Parts Washer is designed to withstand highly corrosive chemicals which are commonly used in the manufacturing and machine shop sector. The Industrial Parts Washer would be marketed in the Territory under the Exclusive Marketing Agreement.

COMPETITION

Industrial parts cleaning machines are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, as well as general manufacturing operations of every size and category requiring machinery maintenance, service and repair. Through published industry reports, the Company estimates that businesses in the United States incur more than $1.0 billion in expenses annually for commercial and industrial parts cleaning using chemical cleaning techniques.

The industrial parts cleaning industry is highly competitive and dominated by Safety-Kleen. The Company believes that Safety-Kleen services a dominant portion of the parts washing machines currently in use and that no other competitor accounts for more than 3% of the parts washer market in the United States. While historically Safety-Kleen has been the Company's primary competitor, by entering into the Exclusive Marketing Agreement, the Company's general parts washer product line is now marketed through Safety-Kleen's marketing system consisting of 173 branches servicing approximately 400,000 customers according to information provided by Safety-Kleen. The European market is a highly fragmented market with only one significant operator, Safety-Kleen Europe (not affiliated with Safety-Kleen) with approximately 125,000 installed units throughout Europe.

The Company is not aware of any competitor that is currently commercially marketing a recycling parts washer with characteristics comparable to the Company's SystemOne(R) products. Certain of the Company's target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone machines capable of distilling solvent. Although there is a wide variety of such machinery currently available to the public, the Company believes that the SystemOne(R) Washers compare favorably with the technologically outdated, non-recycling products of its competitors on the basis of, among other things: (i) delivery of pure solvent "on demand"; (ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws; (iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and (vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

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

REGULATION OF HANDLING AND USE OF SOLVENTS. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in industrial parts washers. The Company uses mineral spirits with a minimum of 140 degrees fahrenheit ignitable limits in its SystemOne(R) Washers. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended (the "RCRA"), and the regulations under that statute adopted by the United States Environmental Protection Agency (the "EPA"). Certain machines sold by the Company's competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne(R) Washers provides a significant economic benefit to the Company's customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste.

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

The Company believes that the ability to manage its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target equipment users currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil would enable the Company's customers to dispose of or recycle the residue at no significant additional cost and avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system. Even if the residue by-product was required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne(R) Washers effect a substantial reduction in the volume of waste product requiring disposal would still serve to significantly minimize disposal costs.

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

EMPLOYEES

As of March 15, 2002, the Company had a total of 77 full time employees. This represents a significant reduction in staff from the approximately 242 employees the Company had prior to restructuring. This reduction is the direct consequence of the major corporate wide restructuring resulting from the Exclusive Marketing Agreement described above. The Company plans to maintain its current corporate staff of approximately 29 personnel including corporate management, research and development and field product support, and a manufacturing staff of approximately 48 employees.

ITEM 2. PROPERTIES

The Company maintains its executive offices and its manufacturing and research and development facilities in a 75,000 square foot building located in Miami, Florida. The initial term of the lease for this facility expires September 30, 2002. The Company is currently negotiating with the landlord to obtain more favorable terms for its renewal. This lease provides for a renewal term of five years and is exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments are approximately $632,000, subject to an annual 4.5% increase, plus the Company must pay all utilities charges and the Company's proportionate share of the facilities maintenance and operating expenses. The Company has the right to cancel this lease upon three months' prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities.

The Company has closed all 57 service centers that supported its previous direct marketing and distribution efforts.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's securities were delisted from the Nasdaq SmallCap Market on May 8, 2001. The Company's securities are now quoted on the OTC Electronic Bulletin Board under its symbol STEK.

The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock as reported by Nasdaq SmallCap Market through May 8, 2001 and the OTC Electronic Bulletin Board subsequent to such date. The Nasdaq SmallCap Market and OTC Electronic Bulletin Board quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                 HIGH BID PRICE                LOW BID PRICE
                                 --------------                -------------

       2001
       Fourth Quarter               $2.850                       $1.300
       Third Quarter                $2.250                       $1.200
       Second Quarter               $2.650                       $1.000
       First Quarter                $2.594                       $1.000

       2000
       Fourth Quarter               $3.375                       $1.344
       Third Quarter                $3.750                       $2.125
       Second Quarter               $6.000                       $2.563
       First Quarter                $9.125                       $4.625

As of December 31, 2001, there were 38 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 27, 2002, the closing bid price of the Common Stock was $2.04 per share.

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

GENERAL

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company first began to generate significant revenue from product sales in 1997 followed by increased operating expenses between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. Revenue growth did not match the increase in costs, however.

Shifting its strategy in late 2000, the Company appointed Safety-Kleen the exclusive distributor for SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico (the "Territory") under the Exclusive Marketing Agreement. This strategic shift has allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company's operating expenses.

The Company began shipping SystemOne(R) parts washer equipment to Safety-Kleen in January 2001. The first shipments toward the 10,000 unit annual purchase commitment for 2001 were drawn from the Company's ending inventory at December 31, 2000. Early in 2001, the Company began to benefit from lower manufacturing cost per unit due to higher production volume as well as lower selling, general and administrative cost resulting from the elimination of its national direct sales and service infrastructure. The Company recognized an operating profit of $405,000 in the first quarter of 2001, its first operating profit in fourteen quarters.

As a result of the success of its new distribution alliance, the Company has had four successive quarters of operating profitability during 2001 with fourth quarter operating profit growing 100% over the first quarter.

The extensive restructuring initiated in November 2000 resulted in the Company reducing annual selling, general and administrative cost by approximately $17,000,000 for the year ended December 31, 2001 compared to the previous year. Specifically, the Company terminated approximately 165 sales, service and administrative personnel; closed all 57 service centers and terminated related real estate leases and subleased its service fleet to Safety-Kleen through the termination of the original leases, all of which terminated by February 28, 2002. Additionally, the Company has lowered its per unit plant overhead cost as a result of the higher production levels pursuant to the Exclusive Marketing Agreement.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

The Company sold approximately 10,053 SystemOne(R) units during 2001 compared to 6,862 units in 2000. During 2001, all units sold were to Safety-Kleen under the Exclusive Marketing Agreement. During 2000, all units were sold through the Company's direct distribution infrastructure. Sales revenues decreased by $478,747, or 2.7%, to $17,045,312 for the year ended December 31, 2001 from
$17,524,059 for the year ended December 31, 2000. The decrease in sales is attributable to selling to Safety-Kleen at contractual distributor price levels pursuant to the Exclusive Marketing Agreement compared to direct sales at higher retail prices for the year ended December 31, 2000. The reduction in unit price is partially offset by an approximately 47% increase in units sold versus the comparable period last year. Gross profit as a percentage of sales was 36.6% and 51.4% for the year ended December 31, 2001 and 2000, respectively. The decrease is a result of sales entirely at contractual distributor price levels to Safety-Kleen pursuant to the Exclusive Marketing Agreement during the year ended December 31, 2001 as contrasted with direct sales at higher retail prices in the comparable period of 2000. The reduction in gross margin due to lower unit sales prices is partially offset by lower manufacturing plant overhead cost per unit achieved from greater absorption of fixed costs from higher production levels. The Company expects gross margin to increase in 2002 primarily due to absorption of fixed plant cost over increased units of production.

Selling, general and administrative expenses incurred in 2001 were $3,650,625, which is a decrease of $17,031,842 or 82.3% from selling, general and administrative expenses in 2000 of $20,682,467. The decrease is the result of the significant restructuring that took place in the fourth quarter of 2000 related to the Exclusive Marketing Agreement. Cost savings include elimination of the Company's entire sales force, dismantling the service infrastructure, including service centers and service vehicle fleet, and related reductions in the corporate office administrative staff.

Research and development decreased by $238,207 or 51.8% from $459,628 for the year ended December 31, 2000 to $221,421 for the year ended December 31, 2001. The decrease is due to a shift in emphasis to production needs related to the Exclusive Marketing Agreement and a reduction in research and development staff in the fourth quarter of 2000. The Company expects research and development expense to increase in 2002 due to expanded engineering, design and research initiatives in 2002 related to finalizing the European model parts washer, the spray gun washer and the industrial parts washer as more fully disclosed in
Item 1 above.

Restructuring and other charges were related to the plan of restructuring initiated in the fourth quarter of 2000. The restructuring is complete and actual net restructuring costs incurred in 2001 were not materially different than the amount accrued at December 31, 2000 as shown in footnote 11 of the financial statements.

Primarily as a result of the significant restructuring program commencing in 2000, the Company recognized an operating profit of $2,464,097 for the year ended December 31, 2001 compared to an operating loss of $17,462,582 for the comparable period in 2000.

The Company recognized net interest expense of $4,606,100 for the year ended December 31, 2001, an increase of $1,691,203 or 58.0% compared to net interest expense of $2,914,897 for the year ended December 31, 2000. The increase in net interest expense was primarily the result of the amortization of debt discount in the amount of $1,675,428 associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and a full year's interest in 2001 on debt issued during the third and fourth quarters of 2000 at higher interest rates. The increase in interest expense is partially offset by imputed interest income of $139,447 associated with the Safety-Kleen extended payment program discussed in footnote 1(f) of the notes to financial statements.

As a result of the foregoing, the Company incurred a net loss of $2,142,003 for the year ended December 31, 2001 compared to a net loss of $20,377,479 for the year ended December 31, 2000.

Dividends on redeemable preferred stock are payment-in-kind and for the year ended December 31, 2001 were $1,288,800, an increase of $121,907 or 10.4% compared to payment-in-kind dividends of $1,166,893 for the year ended December 31, 2000. The increase is due to a full year's dividends on the Series D Convertible Preferred Stock issued in May 2000. Dividends also include the amortization of preferred stock discounts associated with common stock warrants issued to investors in the amount of $764,167 and 455,173 for the years ended December 31, 2001 and 2000, respectively. The Company's basic and diluted net loss to common shares decreased $17,804,575 or 80.9% to $4,194,970 at December 31, 2001 from $21,999,545 at December 31, 2000, or a loss per common share of $.88 for 2001 and $4.64 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 2001 decreased by $7,835,808 to $764,716 compared to net cash used in operating activities of $8,600,524 for the prior year. The decrease is primarily attributable to the decrease in net loss of $18,235,476 from $20,377,479 for the year ended December 31, 2000 compared to a net loss of $2,142,003 for the year ended December 31, 2001 and a reduction in inventory of $824,492 which is due to the elimination of 57 service centers across the country which, prior to restructuring, warehoused inventory for sales to customers. These sources of cash are offset by: (i) an increase in receivables of $1,771,250, (ii) an increase in prepaid and other assets of $184,552, (iii) a decrease in restructuring and other charges of $213,266, (iv) a decrease in accounts payable and accrued expenses of $903,891 and (v) a decrease in warranty accrual of $901,450. The increase in receivables of $1,771,250 relates primarily to accumulation of the deferred payments which is further discussed in the following paragraph. The decrease in warranty accrual of $901,450 is the result of depleting the significant warranty reserve established at the end of 2000 related to transitioning service of machines under warranty to Safety-Kleen. Also, the cash used relating to the loss for the year ended December 31, 2000 was offset by cash provided by reduction in receivable of $1,026,590, reduction in inventory of $2,673,124, reduction in prepaid and other assets of $449,997 and an increase in restructuring and other charges of $2,373,082.

The majority of the sales price payable for each unit purchased by Safety-Kleen is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes imputed interest income over the discount period as the deferred portion of the purchase price is amortized over the scheduled payment period. At December 31, 2001, $590,529 was included in receivables representing the then current portion of the installment payments and $1,362,059 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate were to vary by 100 basis points up or down, the Company's annual income would vary by approximately $25,000.

Net cash provided by investing activities for the year ended December 31, 2001 was $70,393, an increase of $79,617, compared to $9,224 net cash used during the prior year.

Net cash provided by financing activities decreased $7,920,004 or 96.8% to $265,291 for the year ended December 31, 2001 from $8,185,295 for the year ended December 31, 2000. No preferred stock or common stock warrants were issued during the year 2001, other than the preferred stock issued under the payment in-kind provision, compared to proceeds of $786,663 received in 2000 from the issuance of preferred stock and $3,698,786 from common stock warrants during 2000. Also, there was a significant reduction in proceeds from long term debt which decreased from $4,029,965 in 2000 to $550,000 in 2001 which is a decrease of $3,479,965 or 86.3%.

At December 31, 2001, the Company had a working capital deficiency of $3,606,781 and cash and cash equivalents totaling $58,752, compared to a working capital deficiency of $760,495 and cash and cash equivalents of $487,784 at December 31, 2000. The significant decrease in net working capital is due primarily to the scheduled maturity of the subordinated promissory notes in September 2002 which resulted in current classification for 2001.

The Company borrowed an additional $550,000 from Hansa Finance Limited Liability Company in the first two quarters of 2001 under the Revolving Credit Loan Agreement (the "Senior Revolver"), which provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement (as defined) plus an amount based on the Company's receivables and inventory. The Advance Supplement is $2,500,000 for the period from April 1, 2001 until maturity. As of December 31, 2001, there was approximately $250,000 credit available on the Senior Revolver.

In 2000, the Company's primary sources of cash were the net proceeds from sales of Preferred Stock, the Company's lease financing arrangement with SierraCities.Com, the Senior Revolver, the Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. (collectively, the "Environmental Funds") and Hanseatic Americas, LDC ("Hanseatic"), as amended on November 10, 2000 and November 30, 2000 (collectively the "Subordinated Loan Agreement"), and direct sales to customers. In 2001, the Company's primary sources of cash were the Senior Revolver and sales to Safety-Kleen. The Exclusive Marketing Agreement with Safety-Kleen has an initial term of five years plus two five-year renewal options and a termination right exercisable by Safety-Kleen prior to the third year of the initial term. Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement or that it will not exercise its termination right. To date, Safety-Kleen has not filed a restructuring plan with the bankruptcy court.

The Company's material short-term financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $88,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), interest payments on the Company's 8.25% Subordinated Convertible Notes which can be paid by issuance of additional notes (the "Notes") (approximately $164,000 per month), interest under the Subordinated Loan Agreement which accrues and is due at maturity (approximately $44,000 per month), interest payments on its Senior Revolver (up to approximately $58,000 per month) and repayment of the Subordinated Loan Agreement. Dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or extended, significant amounts of cash would be required commencing in the third quarter 2002 to repay long-term debt, interest and the redeemable preferred stock as follows:

                              DEBT PLUS
                              INTEREST      PREFERRED STOCK     TOTAL
                             -----------    ---------------    -----------

                   2002      $ 4,346,178      $        --      $ 4,346,178
                   2003       27,730,426               --       27,730,426
                   2004               --       20,397,600       20,397,600
                             -----------      -----------      -----------
                   Total     $32,076,604      $20,397,600      $52,474,204
                             ===========      ===========      ===========

The Company entered into an agreement on February 27, 2002 to extend the maturity of the Subordinated Loan Agreement from February 7, 2002 to September 30, 2002. The Company expects to enter into negotiations with the holders of its debt and preferred stock with respect to an extension of the maturities thereof and to seek other financial accommodations. If the Company is not successful in its efforts, it may need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms, if at all.

The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its former direct national marketing and distribution organization, and has a net capital deficiency. As of December 31, 2001, the Company's accumulated deficit totaled $61,450,606. The Company's independent auditors have included an explanatory paragraph, which states "there is substantial doubt about the Company's ability to continue as a going concern," in their report on the Company's financial statements for the year ended December 31, 2001 because of the Company's recurring losses from operations; its accumulated capital deficit; and the uncertainties associated with (a) the Exclusive Marketing Agreement, including the fact that Safety-Kleen has not yet emerged from bankruptcy proceedings, and
(b) the Company's ability to raise additional capital that may be required to meet maturities of long-term debt and redeemable preferred stock, commencing in 2002.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 which was recently released by the U.S. Securities and Exchange Commission encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's financial statements.

Management believes the following policies are critical to the accurate preparation of the Company's financial statements.

REVENUE RECOGNITION. During 2000, the Company recognized revenue at the time equipment is delivered to and accepted by its customers. Under the Exclusive Marketing Agreement, beginning in 2001, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period. If the discount rate were to vary by 100 basis points up or down, the Company's annual income would vary by approximately $25,000.

PRODUCT WARRANTY. The Company warrants that its products will be free of material defects during the warranty period and, if properly used in accordance with the operator manual, will not generate hazardous waste under current interpretations of applicable federal and state regulations. For sales prior to May 1999, the standard warranty period on all products of the Company was 5 years commencing in May 1999, the standard warranty period was reduced to three years and, for an additional fee, customers could purchase an extended two-year warranty contract or enroll in the Company's "Total Care Program", an agreement to provide solvent replenishment and maintenance services for a one-year term. The Company accrues estimated standard warranty costs at the time parts washers are sold to customers. Revenue received for extended warranty contracts or the Total Care Program is deferred and amortized over the term of each contract.

Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers. The Company has agreed to pay Safety-Kleen a total fee of $500,000 for all warranty service to be performed by Safety-Kleen on previously sold SystemOne(R) parts washers through the remaining warranty periods. The balance of the $500,000 fee due as of December 31, 2001 is $380,000 payable as follows: $30,000 which was paid in January 2002 and the remainder due in equal monthly installments of $25,000 through March 2003.

USE OF ESTIMATES. Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company required by Form 10-KSB are attached hereto following Part III of this report commencing on page 24.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in the Company's current report filed on Form 8-K on July 23, 2001, on July 16, 2001, KPMG LLP's appointment as principal accountants for the Company was terminated and BDO Seidman, LLP was appointed.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) Exhibits

             EXHIBIT                       DESCRIPTION
             -------                       -----------

               3.1 Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)).

               3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

               4.1 The rights of holders of shares of the Company's Common Stock, par value $.001, Series B Preferred Stock, $1.00 par value per share, Series C Preferred Stock, $1.00 par value per share and Series D Preferred Stock, $1.00 par value per share are set forth in the Company's Amended and Restated Articles of Incorporation as referenced in Exhibit
                             3.1 hereto.

               4.2 Certificate for Shares of Common Stock, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

               4.3 Certificate for Shares of Series B Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on May 27, 1999 (Commission File Number: 000-21325)).

               4.4 Certificate for Shares of Series C Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on August 31, 1999 (Commission File Number:
                             000-21325)).

             EXHIBIT                       DESCRIPTION
             -------                       -----------

               4.5 Certificate for Shares of Series D Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on May 15, 2000 (Commission File Number: 000-21325)).

               4.6           Reserved

              *4.7           Form of Warrant dated November 10, 2000

               4.8 Form of Warrant dated May 2, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number 000-21325)).

               4.9 1998 Common Stock Purchase Rights Agreement, dated as of October 1, 1998, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A12G filed with the Commission on October 6, 1998 (Commission File Number:
                             000-21325)), as amended by (i) First Amendment to Rights Agreement, dated as of May 2, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)), (ii) Second Amendment to Rights Agreement, dated as of August 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)), and
                             (iii) Third Amendment to Rights Agreement, dated as of November 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A12G/A filed with the Commission on December 28, 2000 (Commission File Number:
                             000-21325)).

               4.10 Subordinated Convertible Note Purchase Agreement, dated February 23, 1998 between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 3, 1998 (Commission File Number: 000-21325)).

               4.11 Form of 8 1/4% Subordinated Convertible Note dated February 23, 1998 (incorporated by reference to
                             Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on March 3, 1998 (Commission File Number: 000-21325)).

              *4.12 First Amendment to 8 1/4% Subordinated Convertible Notes, dated July 31, 2000.

               10.1 Shareholders Agreement, dated May 2, 2000 by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on May 15, 2000 (Commission File Number:
                             000-21325)).

               10.2 The Company's Executive Incentive Plan, as amended to date (incorporated by reference to Annex A of the Company's Definitive Schedule 14A, filed with the Commission on June 14, 2000 (Commission File
                             Number: 000-21325)).

             EXHIBIT                       DESCRIPTION
             -------                       -----------

                 10.3 Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

                 10.4 Intertek Testing Services Listing, Labeling, and Follow-up Service Agreement (incorporated by reference to Exhibit 10.32 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (Commission File Number 000-21325)).

                 10.5 Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File
                             Number: 000-21325)).

                *10.6 First Amendment to Loan Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

                *10.7 Second Amendment to Loan Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC.

                 10.8 Letter Agreement regarding the Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund (Cayman), L.P., Hanseatic Americas LDC, Paul Mansur and Pierre Mansur (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)).

                 10.9        Reserved

               *10.10 Form of Subordinated Promissory Note dated November 30, 2000.

                10.11 Security Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File
                             Number: 000-21325)).

               *10.12 First Amendment to Security Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II
                             (Institutional), L.P. and Hanseatic Americas LDC.

               *10.13 Second Amendment to Security Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II
                             (Institutional), L.P. and Hanseatic Americas LDC.

               *10.14 Employment Agreement between Pierre G. Mansur and the Company dated July 1, 2000

               *10.15 Employment Agreement between Paul I. Mansur and the Company dated July 1, 2000

               *10.16 Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between the Company and Safety-Kleen Systems, Inc.

             EXHIBIT                       DESCRIPTION
             -------                       -----------

               *10.17 Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

               *10.18        Revolving Credit Note, dated as of November 30,
                             2000.

               *10.19 Security Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000.

               *10.20 Master Lease Agreement, dated as of December 14, 1997 between the CIT Group/Equipment Financing, Inc. and the Company.

                10.21 Third Amendment to Loan Agreement, dated February 27, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number: 000-21325)).

                10.22 Letter Agreement dated February 27, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number: 000-21325)).

                10.23 Letter Agreement dated February 27, 2002, by and among the Company, Paul I. Mansur, Pierre G. Mansur, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File
                             Number: 000-21325)).

                23.1         Consent of KPMG, LLP

                23.2         Consent of BDO Seidman, LLP


     * Incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number: 000-21325)).

(B) Reports of Form 8-K

    None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SYSTEMONE TECHNOLOGIES INC.


Dated: April 1, 2002                          By: /s/ Paul I. Mansur
                                              ----------------------------------
                                                Chief Executive Officer
                                                (Principal Executive Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                 SIGNATURES                                  TITLE                            DATE
                 ----------                                  -----                            ----

/s/ Pierre G. Mansur                           Chairman of the Board and                 April 1, 2002
-----------------------------------------      President; Director
Pierre G. Mansur


/s/ Paul I. Mansur                            Chief Executive Officer;                   April 1, 2002
-----------------------------------------     Principal Executive Officer;
Paul I. Mansur                                Director


/s/ Steven M. Healy                            Director of Finance and                   April 1, 2002
-----------------------------------------      Controller; Principal
Steven M. Healy                                Financial Accounting Officer


                                               Director                                  April 1, 2002
-----------------------------------------
Kenneth C. Leung


/s/ Paul A. Biddelman                           Director                                 April 1, 2002
-----------------------------------------
Paul A. Biddelman


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SystemOne Technologies Inc.

We have audited the accompanying balance sheet of SystemOne Technologies Inc.
as of December 31, 2001 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SystemOne Technologies Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. The Company may also need to raise additional capital that may be required to pay maturing issues of long term debt and redeemable convertible preferred stock. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, related principally to a recently executed marketing and distribution agreement with Safety-Kleen Services Inc. are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ BDO Seidman, LLP

Miami, Florida

February 27, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SystemOne Technologies Inc.

We have audited the accompanying balance sheet of SystemOne Technologies Inc., formerly known as Mansur Industries Inc. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SystemOne Technologies Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations primarily resulting from the significant expenses incurred in the establishment of its national direct marketing and distribution organization and has a net capital deficiency. The Company may also need to raise additional capital that may be required to pay maturing issues of long term debt and redeemable convertible preferred stock. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters, relating principally to a recently executed marketing and distribution agreement with Safety-Kleen Services, Inc., are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                    /s/ KPMG, LLP

Miami, Florida
March 2, 2001

                           SYSTEMONE TECHNOLOGIES INC.
                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                                                                    2001               2000
                                                                                ------------       ------------
                                   ASSETS

Current assets:
    Cash and cash equivalents                                                   $     58,752       $    487,784
    Receivables, net of allowance of $154,000 and $269,000                         2,092,161          1,567,666
    Inventories                                                                    1,048,563          1,873,055
    Prepaid and other assets                                                         309,015            124,463
                                                                                ------------       ------------
          Total current assets                                                     3,508,491          4,052,968

Property and equipment, net                                                        1,576,522          2,228,778
Non-current portion of receivables, net of discount                                1,362,059                 --
Other assets                                                                         367,427            666,950
                                                                                ------------       ------------
          Total assets                                                          $  6,814,499       $  6,948,696
                                                                                ============       ============

          LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                       $  2,196,893       $  3,100,784
    Restructuring accrual                                                                 --            213,266
    Warranty accrual                                                                 673,018          1,029,553
    Deferred revenue                                                                 116,364            188,914
    Current installments of long-term debt and obligations under capital
       leases                                                                      4,128,997            280,946
                                                                                ------------       ------------
          Total current liabilities                                                7,115,272          4,813,463

Long-term debt                                                                    25,618,239         25,363,958
Warranty accrual, non-current                                                        398,589            943,504
                                                                                ------------       ------------
           Total liabilities                                                      33,132,100         31,120,925
                                                                                ------------       ------------

Commitments and contingencies

Redeemable convertible preferred stock, voting, $1.00 par value per share
  Authorized 1,500,000 shares, 168,312 issued and outstanding (155,424 in
  2000) at liquidation value                                                      16,831,200         15,542,400
    Less unamortized discount                                                     (1,733,871)        (1,680,313)
                                                                                ------------       ------------
          Net redeemable convertible preferred stock                              15,097,329         13,862,087
                                                                                ------------       ------------

Stockholders' deficit:
    Common stock, $0.001 par value per share.  Authorized 25,000,000
       shares, issued and outstanding 4,742,923                                        4,743              4,743
    Additional paid-in capital                                                    20,030,933         19,216,577
    Accumulated deficit                                                          (61,450,606)       (57,255,636)
                                                                                ------------       ------------
          Total stockholders' deficit                                            (41,414,930)       (38,034,316)
                                                                                ------------       ------------
          Total liabilities, redeemable convertible preferred stock and
            stockholders' deficit                                               $  6,814,499       $  6,948,696
                                                                                ============       ============


See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           2001               2000
                                                                                       ------------       ------------
         Revenue                                                                       $ 17,045,312       $ 17,524,059
         Cost of goods sold                                                             (10,805,202)        (8,513,045)
                                                                                       ------------       ------------
                   Gross profit                                                           6,240,110          9,011,014
                                                                                       ------------       ------------
         Operating expenses:
              Selling, general and administrative                                         3,650,625         20,682,467
              Research and development                                                      221,421            459,628
              Restructuring and other charges                                               (96,033)         5,331,501
                                                                                       ------------       ------------
                   Total operating expenses                                               3,776,013         26,473,596
                                                                                       ------------       ------------
                   Profit (loss)  from operations                                         2,464,097        (17,462,582)
         Interest expense, net                                                           (4,606,100)        (2,914,897)
                                                                                       ------------       ------------
                   Net loss                                                              (2,142,003)       (20,377,479)
                                                                                       ------------       ------------
         Dividends and accretion of discount on redeemable convertible  preferred
            stock                                                                        (2,052,967)        (1,622,066)
                                                                                       ------------       ------------
         Net loss attributable to common shares                                        $ (4,194,970)      $(21,999,545)
                                                                                       ============       ============
         Basic and diluted net loss per common share                                   $      (0.88)      $      (4.64)
                                                                                       ============       ============
         Weighted average shares outstanding                                              4,742,923          4,742,923
                                                                                       ============       ============

See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                              COMMON STOCK             ADDITIONAL                                  TOTAL
                                     ----------------------------       PAID-IN             ACCUMULATED          STOCKHOLDERS'
                                        SHARES             PAR          CAPITAL              DEFICIT              DEFICIT
                                     -------------      ----------   ----------------   -----------------   -----------------
Balance, December 31, 1999               4,742,923      $      4,743      $ 13,357,975      $(35,256,091)      $(21,893,373)

Warrants and options issued                                                  5,858,602                            5,858,602

Net loss                                                                                     (20,377,479)       (20,377,479)

Declaration of in-kind dividends
   and accretion of discount on
   preferred stock                                                                            (1,622,066)        (1,622,066)

                                      ------------      ------------      ------------      ------------       ------------
Balance, December 31, 2000               4,742,923             4,743        19,216,577       (57,255,636)       (38,034,316)

Net loss                                                                                      (2,142,003)        (2,142,003)

Declaration of in-kind dividends
   and accretion of discount on
   preferred stock                                                             814,356        (2,052,967)        (1,238,611)
                                      ------------      ------------      ------------      ------------       ------------
Balance, December 31, 2001               4,742,923      $      4,743      $ 20,030,933      $ 61,450,606       $(41,414,930)
                                      ============      ============      ============      ============       ============

See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                        2001               2000
                                                                                    ------------       ------------
Cash flows from operating activities:
   Net loss                                                                         $ (2,142,003)      $(20,377,479)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       555,303            811,952
     Amortization of debt issue costs                                                    299,523            249,451
     Loss on sale of fixed assets                                                         26,560              1,510
     Interest accrued on convertible debt and amortization of note discounts           3,833,672          2,406,579
     (Recoveries) provision for doubtful accounts                                       (115,304)           154,127
     Provision for obsolete inventory                                                         --            248,910
     Changes in operating assets and liabilities:
       Receivables                                                                    (1,771,250)         1,026,590
       Inventories                                                                       824,492          2,673,124
       Prepaid and other assets                                                         (184,552)           449,997
       Accounts payable and accrued expenses                                            (903,891)          (220,338)
       Restructuring and other charges                                                  (213,266)         2,373,082
       Warranty accrual                                                                 (901,450)         1,572,883
       Deferred revenue                                                                  (72,550)            29,088
                                                                                    ------------       ------------
          Net cash used in operating activities                                         (764,716)        (8,600,524)
                                                                                    ------------       ------------
Cash flows provided by (used in) investing activities:
   Purchase of equipment                                                                 (28,110)            (9,224)
   Proceeds from sale of equipment                                                        98,503                 --
                                                                                    ------------       ------------
          Net cash provided by (used in) investing activities                             70,393             (9,224)
                                                                                    ------------       ------------
Cash flows provided by financing activities:
   Proceeds from issuance of convertible preferred stock                                      --            786,663
   Proceeds from issuance of common stock warrants                                            --          3,698,786
   Proceeds from long-term debt                                                          550,000          4,029,965
   Repayments of capital lease obligations                                              (284,709)          (330,119)
                                                                                    ------------       ------------
          Net cash provided by financing activities                                      265,291          8,185,295
                                                                                    ------------       ------------
          Net decrease in cash and equivalents                                          (429,032)          (424,453)
Cash and equivalents at beginning of year                                                487,784            912,237
                                                                                    ------------       ------------
Cash and equivalents at end of year                                                 $     58,752       $    487,784
                                                                                    ============       ============
Supplemental disclosures:
   Cash paid for:
     Interest                                                                       $    679,887       $    294,774
     Taxes                                                                          $         --       $         --
   Non-cash financing and investing activities:
     Value of common stock purchase warrants issued in connection with the          $         --       $  2,159,816
         Exclusive Marketing Agreement with Safety-Kleen
     In-kind interest on convertible debt                                           $  1,657,905       $  1,708,484
     In-kind dividends on redeemable preferred stock                                $  2,052,967       $  1,622,066



See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BUSINESS

SystemOne Technologies Inc. (the "Company") designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company, which was incorporated as Mansur Industries Inc. in November 1990, commenced the sale of SystemOne(R) Washers in July 1996 and sold approximately 30,000 total SystemOne units through December 31, 2001. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

On November 14, 2000, the Company entered into an exclusive Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with industry leader Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen") representing a major strategic shift in direction and focus for the Company. By joining with Safety-Kleen, the Company united its proprietary breakthrough technologies with the industry market leader for the past thirty years, providing both companies with unparalleled competitive advantages. Pursuant to the Exclusive Marketing Agreement, 100% of the Company's sales of SystemOne(R) Washers are currently to Safety-Kleen.

Under the Exclusive Marketing Agreement, Safety-Kleen was appointed the exclusive distributor of SystemOne(R) parts washer equipment in the United States, Canada, Mexico and Puerto Rico (the "Territory"). Safety-Kleen commenced marketing the Company's products throughout Safety-Kleen's 173 branches across North America in January 2001. The Company has retained the right to distribute its equipment outside of the Territory as well as the right, subject to a right of first refusal for Safety-Kleen in certain circumstances, to market newly developed industrial and commercial parts washers through other distribution channels.

(b) BASIS OF PRESENTATION

The statement of operations for the year ended December 31, 2000 has been restated to classify certain restructuring and other charges from operating expenses to cost of goods sold. Where appropriate, certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

(f) REVENUE RECOGNITION

During 2000, the Company recognized revenue at the time equipment is delivered to and accepted by its customers. Under the Exclusive Marketing Agreement, beginning in 2001, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period.

(g) OTHER ASSETS

Debt issue costs associated with the Company's 8.25% Subordinated Convertible Notes due 2003 and Revolving Credit Loan are being amortized using the effective interest method over the term of the debt. Amortization included in interest expense, for the year ended December 31, 2001 and 2000 was $299,523 and $249,451, respectively. The balance of unamortized debt issue costs at December 31, 2001 and 2000 was $367,427, net of accumulated amortization of $1,151,897 and $666,950 net of accumulated amortization of $852,374, respectively.

(h) PRODUCT WARRANTY

The Company warrants that its products will be free of material defects during the warranty period and, if properly used in accordance with the operator manual, will not generate hazardous waste under current interpretations of applicable federal and state regulations. For sales prior to May 1999, the standard warranty period on all products of the Company was five years. Commencing in May 1999, the standard warranty was reduced to three years and, for an additional fee, customers could purchase an extended two-year warranty contract or enroll in the Company's "Total Care Program", an agreement to provide solvent replenishment and maintenance services for a one-year term. The Company accrues estimated standard warranty costs at the time parts washers are sold to customers. Revenue received for extended warranty contracts or the Total Care Program is deferred and amortized over the term of each contract.

Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers. The Company has agreed to pay Safety-Kleen a total fee of $500,000, expensed in 2000, for all warranty service to be performed by Safety-Kleen on previously sold SystemOne(R) parts washers through the remaining warranty periods. The balance of the

$500,000 fee due as of December 31, 2001 is $380,000 payable as follows; $30,000 which was paid in January 2002 and the remainder due in equal monthly installments of $25,000 through March 2003.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the terms of each contract.

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's long-term debt and redeemable convertible preferred stock has been estimated by discounting the future cash flows at rates currently offered to the Company for similar securities of comparable maturities. The fair values of all other financial instruments approximate their carrying amounts.

(j) REDEEMABLE CONVERTIBLE PREFERRED STOCK

The shares of each series of redeemable convertible preferred stock were issued at discounts from their mandatory redemption values. The carrying amounts of the preferred stocks are accreted to their mandatory Liquidation Values using the straight-line method, from the date of issuance of each series to the date of mandatory redemption.

(k) RESEARCH AND DEVELOPMENT

Research and development expenses incurred in connection with engineering activities related to the development of the European model of the general parts washer, the spray gun washer and the industrial parts washer are expensed as incurred.

(l) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards ("NOLs") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full.

(m) BASIC AND DILUTED NET LOSS PER SHARE

For the years ended December 31, 2001 and 2000, basic and diluted net loss per share is computed based on the net loss divided by the weighted-average number of common shares outstanding of 4,742,923. Diluted loss per share has not been presented separately, because the effect of the additional shares issuable for convertible debt, convertible preferred stock, outstanding common stock options and warrants are anti-dilutive for each year. Common shares issuable in connection with convertible debt, convertible preferred stock and common stock options and warrants total 8,731,322 and 8,288,459 shares, respectively, at December 31, 2001 and 2000.

(n) USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) LIQUIDITY

    As indicated in the accompanying financial statements, the Company's accumulated deficit totaled $61,450,606 and $57,255,636 at December 31, 2001 and 2000, respectively. Through November 2000, such deficits primarily resulted from expenses incurred to establish a national direct marketing, distribution and support organization. As described in note 1(a) above, in November 2000, the Company entered into the Exclusive Marketing Agreement with Safety-Kleen.

    Safety-Kleen is currently operating under Chapter 11 of the US Bankruptcy code. The Exclusive Marketing Agreement, which has been approved by the Bankruptcy Court, (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company's parts washing equipment within the Territory, and (b) obligates Safety-Kleen to purchase minimum quantities of the Company's parts washing equipment for each contract year within the Exclusive Marketing Agreement. The initial term of the Exclusive Marketing Agreement is five years and the Exclusive Marketing Agreement may be automatically extended for two additional five-year terms. However, with 180 days prior notice, Safety-Kleen may terminate the Exclusive Marketing Agreement after the second contract year. Also, the automatic extensions are dependent upon the parties reaching an agreement in writing as to Safety-Kleen's minimum purchase commitments for each contract year during any renewal term. The Company retains the rights, subject to Safety-Kleen's right of first refusal under certain circumstances, to sell, lease, rent and service all of the Company's parts washing equipment outside the Territory.

    The minimum annual sales per the Exclusive Marketing Agreement escalate from 10,000 equivalent units during each of the first two contract years to 18,000 equivalent units during the fifth contract year at specified prices, including deferred payments on each unit sold payable in equal installments. At prices currently in effect, the minimum revenue from the Exclusive Marketing Agreement is estimated to be approximately $17,000,000 for 2002.

    As a result of restructuring the Company's operations in the fourth quarter of 2000 related to implementing the Exclusive Marketing Agreement with Safety-Kleen, the Company has reduced expenses and has achieved operating profitability in 2001. Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, as described in notes 7 and 8 below, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2002, to repay long-term debt, interest and the redeemable preferred stock as follows:

                  DEBT PLUS
                  INTEREST      PREFERRED STOCK       TOTAL
                 -----------    ---------------    -----------

       2002      $ 4,346,178      $        --      $ 4,346,178
       2003       27,730,426               --       27,730,426
       2004               --       20,397,600       20,397,600
                 -----------      -----------      -----------
       Total     $32,076,604      $20,397,600      $52,474,204
                 ===========      ===========      ===========

     The Company entered into an agreement on February 27, 2002 to extend the maturity of the Subordinated Loan Agreement, under which to the Subordinated Promissory Notes were issued, from February 7, 2002 to September 30, 2002. The Company expects to enter into negotiations with the holders of its debt and preferred stock with respect to an extension of the maturities thereof and to seek other financial accommodations. If the Company is not successful in its efforts, it may need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms, if at all.

(3) RECEIVABLES

Receivables consist of the following at December 31:

                                                       2001            2000
                                                   ----------      ----------

      Receivables                                  $3,607,886      $1,836,636
      Less non-current portion of receivables,
        net of discount                             1,362,059              --
                                                   ----------      ----------
                                                    2,245,827       1,836,636

      Less allowance for doubtful accounts            153,666         268,970
                                                   ----------      ----------
                                                   $2,092,161      $1,567,666
                                                   ==========      ==========

Non-current portion of receivables matures as follows:

                                                     2001            2000
                                                  ----------      ----------

      2003                                        $  844,495      $       --
      2004                                           674,783              --
      2005                                            56,783              --
                                                  ----------      ----------
                                                   1,576,061              --

      Less discount for imputed interest             214,002              --
                                                  ----------      ----------
      Non-current portion of receivable, net      $1,362,059      $       --
                                                  ==========      ==========


At December 31, 2001, substantially all receivables were with one customer, Safety-Kleen.

(4) INVENTORIES

Inventories consist of the following at December 31:

                                                      2001            2000
                                                   ----------      ----------
      Raw materials                                $1,019,871      $1,326,588
      Work in process and finished goods              187,023         733,160
                                                   ----------      ----------
                                                    1,206,894       2,059,748

      Less allowance for obsolete inventories         158,331         186,693
                                                   ----------      ----------
                                                   $1,048,563      $1,873,055
                                                   ==========      ==========

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at December 31:


                                                                                   ESTIMATED
                                                                                    USEFUL
                                             2001               2000                LIVES
                                        ---------------    ---------------    -------------------
     Furniture and equipment            $     494,953      $      607,083          5 years
     Machinery and equipment                2,670,803           2,768,038          5-10 years
     Leasehold improvements                   294,077             294,825          5 years
                                        ---------------    ---------------
                                            3,459,833           3,669,946
     Less accumulated depreciation
     and amortization                       1,883,311           1,441,168
                                        ---------------    ---------------
                                        $   1,576,522      $    2,228,778
                                        ===============    ===============

Property and equipment under capital leases consist of the following at December 31:

                                             2001            2000
                                          ----------      ----------

      Machinery and equipment             $1,344,890      $1,364,995
      Less  accumulated amortization         471,238         310,523
                                          ----------      ----------
                                          $  873,652      $1,054,472
                                          ==========      ==========

Depreciation expense for the years ended December 31, 2001 and 2000 was $555,303 and $811,952, respectively.

(6) LEASE AGREEMENTS

The Company has a lease obligation for its corporate headquarters that expires on September 30, 2002. This lease provides for a renewal term of five years exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under this lease are approximately $632,000 subject to an annual increase of 4.5 percent, which does not include utilities and the Company's proportionate share of the facilities maintenance and operating expenses. Lease expense is being straight lined over the entire lease term.

Total rent expense was $591,169 and $2,500,851 for the years ended December 31, 2001 and 2000, respectively. The significant reduction in rent expense is due to elimination of 57 service centers related to the restructuring in 2000.

The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next two years.

Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2001 are as follows:


                                                                CAPITAL     OPERATING
        Year ended December 31:                                  LEASES       LEASES
        -----------------------                                 --------     ---------
                2002                                            $314,701      $474,084
                2003                                             144,320
                                                                --------      --------
       Total minimum lease payments                              459,021      $474,084
                                                                ========      ========
       Less amount representing interest
      (at rates ranging from 6.35% to 8.25%)                      29,718
                                                                --------
       Present value of net minimum capital lease payments      $429,303
                                                                ========


(7) LONG TERM DEBT

Long-term debt and obligations under capital leases consists of the following at December 31:

                                                                                     2001             2000
                                                                                  -----------      -----------
      Subordinated  Convertible Notes, with interest at 8.25%, due
      February 23, 2003                                                           $20,728,874      $19,070,969
      Revolving  credit loan, with interest at 14%, due May 30, 2003                4,750,000        4,200,000
      Subordinated Promissory Notes, with interest  at  rates  ranging  from
      12% to 16% (16% at December 31, 2001), due September 30, 2002,
      including accrued interest                                                    3,978,678        3,478,338
      Capital leases (note 6)                                                         429,303          710,644
                                                                                  -----------      -----------
                                                                                   29,886,855       27,459,951
      Less: unamortized discount                                                      139,619        1,815,047
                                                                                  -----------      -----------
                                                                                   29,747,236       25,644,904
      Current portion                                                               4,128,997          280,946
                                                                                  -----------      -----------
      Long-term portion                                                           $25,618,239      $25,363,958
                                                                                  ===========      ===========

The Subordinated Convertible Notes are unsecured and are subordinate and junior to all indebtedness of the Company. Pursuant to these notes, the Company is not permitted to incur, create, assume or guarantee, or otherwise become liable in any manner with respect to any indebtedness (the "Incurrence") unless, after giving pro forma effect to the Incurrence, the ratio of total debt, as defined, to income before (i) interest, (ii) income taxes, and (iii) depreciation and amortization, is less than 6.0:1.0; provided, however, the Company may incur up to $10 million of total debt, excluding the Subordinated Convertible Notes, at any time.

Interest is payable semi-annually on the Company's Subordinated Convertible Notes at the election of the Company either in cash or through the issuance of additional notes. The Subordinated Convertible Notes are convertible by the holders thereof into shares of the Company's common stock at a conversion price of $17.00 per share.

The Subordinated Convertible Notes may be redeemed by the Company at a redemption price of 104% of the principal amount plus any accrued but unpaid interest commencing February 24, 2001. After February 23, 2002 the redemption price is 102% of the principal amount plus any accrued but unpaid interest. As of December 31, 2001, none of the Company's Subordinated Convertible Notes has been redeemed.

The Revolving Credit Loan Agreement (the "Senior Revolver") from Hansa Finance Limited Liability Company provides the Company with a $5 million revolving line of credit. In connection with the Senior Revolver, the Company granted the lender a security interest in substantially all of the Company's assets, including its intellectual property. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's receivables and inventory. The Advance Supplement was $3,000,000 through March 31, 2001 and $2,500,000 for the period April 1, 2001 until maturity. As of December 31, 2001, there was approximately $250,000 credit available on the Senior Revolver.

Interest on the $3,300,000 Subordinated Promissory Notes increased from 12% to 14% on February 7, 2001 and then increased to 16% on May 7, 2001. Interest is due and payable on maturity of the Subordinated Promissory Notes. In connection with the Subordinated Promissory Notes, the Company granted the lenders a security interest in substantially all of the Company's assets other than its intellectual property. The security interest is subordinated to the Senior Revolver. Mr. Kenneth Ch'uan-K'ai Leung, the Chief Investment Officer of the Environmental Opportunities Fund II, L.P., and the Environmental Opportunities Fund II (Institutional), L.P. and Mr. Paul A. Biddelman, the President of Hanseatic Americas LDC, are directors of the Company.

The Company issued warrants to the lenders under the Subordinated Promissory Notes expiring in August 2005, to purchase an aggregate of up to 942,858 shares of the Company's common stock at an exercise price of $3.50 per share. The fair value of the warrants, based on the Black-Scholes option-pricing model, of $2,513,442 was charged to unamortized note discount and credited to additional paid-in capital. The discount is being amortized to interest expense over the term of the Subordinated Promissory Notes. The Company expects to issue an additional 942,858 warrants to the lenders upon the lenders obtaining replacement financing for the Subordinated Promissory Notes. The fair market value of the warrants will be charged to operations at the time the warrants are issued.

The Senior Revolver and the Subordinated Promissory Notes may be prepaid without penalty. Any cash proceeds from any new financing or the issuance of stock must be used for the payment of interest and principal on the Senior Revolver and the Subordinated Promissory Notes.

Long-term debt matures as follows:

       2002                          $ 4,128,997
       2003                           25,618,239
                                     -----------
                                     $29,747,236
                                     ===========

Assuming the Company (a) continues to defer cash payments of interest on the Subordinated Convertible Notes, (b) accrues interest on the Subordinated Promissory Notes and (c) pays interest currently on the Senior Revolver, the aggregate amounts payable on the scheduled maturities would be as follows:

        2002                         $ 4,346,178
        2003                          27,730,426
                                     -----------
                                     $32,076,604
                                     ===========

The carrying amount of debt, excluding capital leases, was approximately $29.3 million and $24.9 million at December 31, 2001 and 2000, respectively. Management estimates the fair value of the debt to be $28.0 million and $15.9 million at December 31, 2001 and 2000, respectively.

On February 27, 2002, the Company entered into a Third Amendment (the "Amendment") to the Loan Agreement under which the Subordinated Promissory Notes were issued by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (collectively, the "Lenders"), extending the maturity date of the Subordinated Promissory Notes to September 30, 2002 and changing the terms upon which Additional Warrants would be issued.

In connection with the Amendment, on February 27, 2002, the Company and the Lenders entered into a Letter Agreement, suspending the Company's registration obligations under the Purchase Agreements for shares of Series B, C and D Preferred Stock. As a result, the Company must register the preferred stock upon notice from preferred stock shareholders holding shares with a current market value of at least $1,000,000.

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK

Shares of redeemable convertible preferred stock (the "Preferred Stock"), stated at redemption values of $100 per share net of unamortized discount, are outstanding at December 31 as follows:

                                                                      2001               2000
                                                                 ------------       ------------
      8.25% Series B. Authorized 150,000 shares, issued and
      outstanding 62,439 shares (57,590 in 2000)                 $  6,243,900       $  5,759,000
      8.00% Series C. Authorized 150,000 shares, issued and
      outstanding 82,997 shares (76,735 in 2000)                    8,299,700          7,673,500
      8.25% Series D. Authorized 150,000 shares, issued and
      outstanding 22,876 shares (21,099 in 2000)                    2,287,600          2,109,900
                                                                 ------------       ------------
                                                                   16,831,200         15,542,400
               Less unamortized discounts                          (1,733,871)        (1,680,313)
                                                                 ------------       ------------
                                                                 $ 15,097,329       $ 13,862,087
                                                                 ============       ============

Each series of the Preferred Stock has a Liquidation Value of $100 per share. The dividend rate payable on all outstanding shares is applied to the Liquidation Value of each share per annum. Through the second anniversary, as defined, of the issuance of each series of the Preferred Stock, all dividends are payable by the issuance of additional shares of the applicable Preferred Stock valued at the Liquidation Value. Thereafter, all dividends may, at the option of the Company, be paid either through the issuance of additional shares of the applicable Preferred Stock, cash or any combination of such Preferred Stock or cash.

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

The holders of the Preferred Stock are entitled to vote together with the holders of the Company's Common Stock as a single class on all matters to come before a vote of the shareholders of the Company. Each share of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which it is then convertible. As amended, the holders have demand registration rights in certain circumstances.

On the Mandatory Redemption Date, the Company is required to redeem each series of Preferred Stock outstanding at a redemption price per share equal to the Liquidation Value plus accrued and unpaid dividends. Assuming the Company continues to issue dividends on each series of Preferred Stock by issuing additional shares of Preferred Stock, the aggregate amount redeemable on May 17, 2004 would be $20,397,600. If on the Mandatory Redemption Date, the Company does not have sufficient funds to redeem all shares, any available funds will be used to redeem shares of Preferred Stock on a proportionate basis. If all outstanding shares of Preferred Stock are not redeemed, the then current conversion price with respect to any shares not redeemed will be reduced (but not increased) to the greater of (a) 50% of the then current conversion price, and (b) the closing price of the Company's common stock as reported by Nasdaq (or such other principal national exchange on which the common stock is then listed) on the Mandatory Redemption Date.

The purchasers of the Series D Preferred Stock received warrants on May 2, 2000 which expire in April 2005, to acquire an aggregate of 571,428 shares of the Company's common stock at an exercise price of $3.50 per share. The fair value of the warrants, based on the Black-Scholes option-pricing model, of $1,185,644 was charged to unamortized discount and credited to additional paid-in capital. The discount is being accreted to dividends on the Preferred Stock over the period through to the Mandatory Redemption Date.

In addition, the Series D Preferred Stock warrants created a beneficial conversion feature in the Series D Preferred Stock which has a value of $814,356. The value assigned to the beneficial conversion feature is the product of the value of the common stock at the commitment date and the additional shares into which the security is convertible and was charged to unamoritzed discount and credited to additional paid-in capital. The discount is being accreted to dividends on the Preferred Stock over the period through to the Mandatory Redemption Date.

The carrying amount of the Preferred Stock was approximately $15.1 million and $13.9 million at December 31, 2001 and 2000, respectively. Management estimates the fair value of the Company's Preferred Stock to be $13.1 million and $9.9 million at December 31, 2001 and 2000, respectively.

(9) STOCKHOLDERS' DEFICIT

In connection with its initial public offering in October 1996, the Company agreed to sell to the underwriters, for nominal consideration, warrants to purchase from the Company 100,000 shares of common stock at a price of $9.00 per share. The warrants were exercisable for a period of four years which ended September 27, 2001.

In connection with the Exclusive Marketing Agreement with Safety-Kleen, the Company issued to Safety-Kleen a five-year warrant to purchase up to 1,134,615 shares of the Company's common stock at $3.50 per share. The fair value of the warrant, based on the Black-Scholes option pricing model, of $2,072,146 was charged to restructuring and other expense and credited to additional paid-in-capital in the fourth quarter of 2000.

At December 31, 2001, an aggregate of 8,227,356 shares of common stock could potentially be issued pursuant to provisions of warrants, convertible preferred stock, and convertible debt at amounts per share ranging from $3.50 to $17.00. At December 31, 2000, an aggregate of 7,896,535 shares of common stock could potentially be issued pursuant to provisions of warrants and conversion privileges at amounts per share ranging from $3.50 to $17.00.

At December 31, 2001 the Company had 4,742,923 Common Stock purchase rights (the "Rights") outstanding which expire on September 30, 2008. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the board of directors to be in the best interest of shareholders. The Rights are evidenced by the certificates for common stock, are subject to anti-dilution provisions and are not exercisable, transferable or exchangeable apart from the Common Stock until 10 days after an Acquiring Person, as defined, acquires beneficial ownership of 15% or more, or, in the case of an Adverse Person, as defined, 10% or more of the Company's Common Stock. The Rights entitle the holder, except such an Acquiring Person or Adverse Person to buy that number of shares of Common Stock of the Company which at the time of such acquisition would have a market value of two times the exercise price of the Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.001 per Right prior to the acquisition by an Acquiring Person of 15% or more of the Company's Common Stock.

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

(10) STOCK-BASED COMPENSATION

The Company has an executive incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company's shareholders during 2000, stock options to purchase up to 750,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have a seven-year term and vest and become exercisable over a three-year period from the date of grant.

At December 31, 2001, there were 246,034 additional shares available for grant under the Plan. Per share weighted-average fair value on the date of grant of stock options granted during 2001 and 2000 was $1.72 and $4.02, respectively, using the Black-Scholes option-pricing model with the following assumptions:
2001-expected dividend yield of zero percent, risk-free interest rate of 5.48 percent, expected life of seven years and a volatility of 127.6 percent; 2000-expected dividend yield of zero percent, risk-free interest of 5.46 percent, expected life of seven years and a volatility rate of 161.1 percent.

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

                                                                                    2001                  2000
                                                                                ---------------      ---------------
      Net loss attributable to common shares                   As reported      $   (4,194,970)      $  (21,999,545)

                                                               Pro forma        $   (4,594,595)      $  (22,825,846)

      Basic loss per common share                              As reported      $         (.88)      $        (4.64)
                                                               Pro forma        $         (.97)      $        (4.81)

Stock-option activity during the periods indicated is as follows:

                                                              WEIGHTED
                                                              AVERAGE
                                     NUMBER OF SHARES      EXERCISE PRICE
                                    ------------------    -----------------

      Balance at December 31, 1999       368,412               12.34
                    Granted              394,701                6.11
                    Exercised                 --                  --
                    Forfeited           (371,189)               7.99
                    Expired                   --                  --
                                       ---------
      Balance at December 31, 2000       391,924               10.01
                    Granted              168,574                3.50
                    Exercised                 --                  --
                    Forfeited            (56,532)               6.58
                    Expired                   --                  --
                                       ---------
      Balance at December 31, 2001       503,966                8.22
                                       =========

Stock options consist of the following at December 31, 2000:


                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            -------------------------------------------             ----------------------
                                                              WEIGHTED
                                              WEIGHTED        AVERAGE                             WEIGHTED
                                              AVERAGE        REMAINING                             AVERAGE
         RANGE OF                             EXERCISE      CONTRACTUAL                           EXERCISE
      EXERCISE PRICE            NUMBER         PRICE            LIFE                 NUMBER         PRICE
      --------------            ------         -----            ----                 ------         -----
$3.50 to $8.8125                   239,714        $  6.32              6.0               23,933       $  8.81

$13.125 to $19.50                  152,210        $ 15.84              3.7              131,630       $ 15.28


Stock options consist of the following at December 31, 2001:


                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            -----------------------------------------------      -----------------------------
                                                                WEIGHTED
                                              WEIGHTED          AVERAGE                              WEIGHTED
                                              AVERAGE           REMAINING                            AVERAGE
         RANGE OF                             EXERCISE        CONTRACTUAL                            EXERCISE
      EXERCISE PRICE            NUMBER         PRICE              LIFE               NUMBER           PRICE
      --------------            ------       ----------       ------------           ------          ---------
$3.50 to $8.8125                   355,256        $  5.02              5.6               94,295       $  6.51

$13.125 to $19.50                  148,710        $ 15.87              2.7              148,710       $ 15.87



At December 31, 2001 and 2000, the number of options exercisable was 243,005 and 155,563, respectively, and the weighted-average exercise prices of those options were $12.24 and $14.29, respectively.

(11) RESTRUCTURING AND OTHER CHARGES

As described in note 1(a), the Company initiated a significant restructuring program in connection with the Exclusive Marketing Agreement. The restructuring was completed in 2001. A summary of restructuring and other non-recurring charges is as follows:


                                                                                 2001              2000
                                                                              -----------       -----------
      Common stock purchse warrant issued to Safety-Kleen                     $        --       $ 2,072,146
      Additional warranty costs for oursourcing services to Safety-Kleen         (194,458)        1,570,508
      Employee severence and facility closing                                      98,425         1,020,635
      Idle capacity and other                                                          --           668,212
                                                                              -----------       -----------
                                                                              $   (96,033)      $ 5,331,501
                                                                              ===========       ===========



The remaining accrual for restructuring charges as of December 31, 2000 is $213,266, relating to employee severance and facility closure costs. The restructuring accrual at December 31, 2001 was $0.

(12) INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000.

The actual income tax expense differs from the expected income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes) for the years ended December 31, 2001 and 2000 as follows:

                                                                        2001              2000
                                                                    -----------       -----------
      Computed "expected" income tax benefit                         $ (728,281)      $(6,928,343)
      State income tax benefit, net of U.S. federal income tax
      benefit                                                           (77,628)       (1,187,324)
      Change in deferred taxes due to difference in rates             1,066,140          (139,606)
      Change in valuation allowance                                    (137,685)        8,529,191
      Other                                                            (122,546)         (273,918)
                                                                    -----------       -----------
      Income tax expense                                             $       --       $        --
                                                                    -----------       -----------

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                       2001             2000
                                                  -----------      -----------
      Deferred tax assets:
           Net operating loss                     $21,169,216      $20,805,493
           Deferred revenue                            43,788           74,443
           Warranty                                   403,246          402,108
           Start-up costs                                  --           21,492
           Research and development                   325,427          487,214
           Severance and restructuring                     --           34,547
           Inventory reserve                           59,580           88,477
           Inventory                                  158,954          288,398
           Debt issue cost                             15,992               --
           Bad debt reserve                            57,825          105,989
           Accrued expenses                           178,675          184,697
           Patent                                     344,872          391,155
                                                  -----------      -----------
      Total gross deferred tax assets              22,757,575       22,884,013
           Less valuation allowance                22,252,820       22,390,505
                                                  -----------      -----------
      Net deferred tax asset                          504,755          493,508
                                                  -----------      -----------

      Deferred tax liabilities:
           Debt issue cost                                 --          114,677
           Depreciation                               278,631          246,572
           Original issue discount                    226,124          132,259
                                                  -----------      -----------
      Total gross deferred tax liabilities            504,755          493,508
                                                  -----------      -----------
      Deferred tax assets, net                    $        --      $        --
                                                  -----------      -----------

At December 31, 2001, the Company had net operating loss carry-forwards of $56,256,222, which expire beginning in the year 2012 through 2020.

In addition, if certain substantial changes in ownership should occur there would be an annual limitation on the amount of tax attribute carry-forwards that can be utilized in the future.

Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, change of ownership.

                                    EXHIBITS

EXHIBIT           DESCRIPTION
-------           -----------

23.1              Consent of KPMG, LLP

23.2              Consent of BDO Seidman, LLP