Form 10KSB/A
period 2001-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2002-04-30
CIK 934851

                 SECURITIES AND EXCHANGE COMMISSION 65-0226813
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                         Commission file no. 000-21325

                          SYSTEMONE TECHNOLOGIES INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Florida                                          65-0226813
-------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                8305 N.W. 27th Street
                     Suite 107
                   Miami, Florida                                      33122
-------------------------------------------------------------------------------
(Address of Registrant's Principal Executive Offices)                (Zip Code)

                                  305-593-8015
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

EXPLANATORY NOTE

         This amendment to the Form 10-KSB for the fiscal year ended December 31, 2001 of SystemOne Technologies Inc. is being filed to add Part III of the Form 10-KSB, which was omitted in reliance on General Instruction E(3) thereto.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

                        NAME                           AGE                            POSITION
                        ----                           ---                            --------

  Pierre G. Mansur.............................         50      Chairman of the Board, President and Director
  Paul I. Mansur...............................         51      Chief Executive Officer and Director
  Paul A. Biddelman............................         56      Director
  Kenneth C. Leung.............................         57      Director
  Steven M. Healy..............................         39      Director of Finance and Controller

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

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         During 2001, the Board of Directors held four meetings. Each Director attended more than 75% of the total number of meetings of the Board of Directors and committees on which he served.

         The Board of Directors has a standing Audit Committee and Compensation Committee. We do not have a nominating committee. Our Board of Directors performs the functions of a nominating committee.

         During 2001, the Audit Committee consisted of Messrs. Biddelman and Leung. The Audit Committee held four meeting during 2001. The duties and responsibilities of the Audit Committee include (a) recommending to the Board the appointment of our auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing our significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

         During 2001, the Compensation Committee consisted of Messrs. Biddelman and Leung. The Compensation Committee held three meeting during 2001. The Compensation Committee reviews and approves the compensation of our executive officers and administers our stock option plan.


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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with, except that (i) on December 31, 2000, options to purchase 3,500 shares of our common stock were issued to Steven M. Healy and such options were inadvertently not disclosed in the Form 5, Annual Statement of Changes in Beneficial Ownership filed by Mr. Healy in February 2001, such options were included on the Form 5, Annual Statement of Changes in Beneficial Ownership for the year ended December 31, 2001 filed by Mr. Healy on April 30, 2002 (ii) on each of June 29, 2000 and December 31, 2000 options to purchase 3,500 shares of our common stock were issued to Paul A. Biddelman and he inadvertently did not file a Form 5, Annual Statement of Changes in Beneficial Ownership for the fiscal year ending December 31, 2000, such options were included on the Form 5, Annual Statement of Changes in Beneficial Ownership for the year ended December 31, 2001 filed by Mr. Biddelman on April 30, 2002, (iii) on December 31, 2000, options to purchase 3,500 shares of our common stock were issued to Kenneth C. Leung and such options were inadvertently not disclosed in the Form 5, Annual Statement of Changes in Beneficial Ownership filed by Mr. Leung in February 2001, (iii) the Forms 5 Annual Statements of Changes in Beneficial Ownership for the year ended December 31, 2001 for Paul I. Mansur, Pierre G. Mansur and Messrs. Healy, Biddelman and Leung were inadvertently filed late on April 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the aggregate compensation awarded to, earned by or paid to Pierre G. Mansur, our Chairman and President, Paul I. Mansur, our Chief Executive Officer and Steven M. Healy, our Director of Finance and Controller (collectively, the "named executive officers"). None of our other officers earned compensation in excess of $100,000 during 2001.

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                         ANNUAL COMPENSATION                     ------------
                                               ----------------------------------------           SECURITIES
            NAME AND                                                       OTHER ANNUAL           UNDERLYING
       PRINCIPAL POSITION            YEAR        SALARY        BONUS       COMPENSATION            OPTIONS
--------------------------------     ----      ---------      --------     ------------          ------------

Pierre G. Mansur............         2001      $ 160,000             --      $ 10,440(1)            33,333
     Chairman and President          2000      $ 150,000      $ 150,000      $  8,040(1)            25,532
                                     1999      $ 150,000             --      $  8,040(1)            22,115

Paul I. Mansur..............         2001      $ 160,000             --      $  8,570(1)            33,333
     Chief Executive Officer         2000      $ 150,000             --      $  8,570(1)            25,532
                                     1999      $ 150,000             --      $  5,099(1)            22,115

Steven M. Healy.............         2001      $ 100,000             --            --                5,908
     Director of Finance and         2000      $  42,500             --            --                6,500
     Controller                      1999                            --            --                   --

(1)      Automobile allowance.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         On July 1, 2000 we entered into an 18 month employment agreement with Pierre G. Mansur, our Chairman of the Board and President, which employment agreement renewed in accordance with its terms for an additional one year term expiring December 31, 2002. The employment agreement provides that Mr. Mansur's base salary is $175,000 per annum during 2002. During the term of the employment agreement and for three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing processes or knowledge or information with respect to our confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with us or any of our affiliates and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates for three years following such termination.

         We also entered into an 18 month employment agreement with Paul I. Mansur, our Chief Executive Officer, which employment agreement was renewed in accordance with its terms for an additional one year term expiring December 31, 2002. The employment agreement provides that Mr. Mansur's base salary is $175,000 per annum during 2002. During the term of the employment agreement and for three years following his termination of employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing process or knowledge or information with respect to our confidential trade secrets. The employment agreement also provides that Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with us or any of our affiliates and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates during the three years following such termination.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The table below sets forth the following information with respect to options granted to the named executive officers during 2001 and the potential realizable value of such option grants:

         - the number of shares of common stock underlying options granted during the year;

         - the percentage that such options represent of all options granted to employees during the year;

         -        the exercise price; and

         -        the expiration date.

                                                                    INDIVIDUAL GRANTS
                                           -------------------------------------------------------------------
                                                               PERCENT OF
                                            NUMBER OF            TOTAL
                                            SECURITIES        OPTIONS/SARS
                                            UNDERLYING         GRANTED TO
                                           OPTIONS/SARS       EMPLOYEES IN       EXERCISE           EXPIRATION
             NAME                            GRANTED           FISCAL YEAR      PRICE ($/SH)           DATE
--------------------------------           ------------       -------------     ------------        ----------

Pierre G. Mansur................              33,333              19.8%            $3.50              4/1/08
    Chairman of the Board and
    President
Paul I. Mansur..................              33,333              19.8%            $3.50              4/1/08
    Chief Executive Officer
Steven M. Healy.................               9,408               5.6%            $3.50              4/1/08
    Director of Finance and
    Controller

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by our named executive officers as of December 31, 2001. No stock options were exercised by the named executive officers during 2001. No stock appreciation rights have been granted or are outstanding.

                                                       NUMBER OF SECURITIES UNDERLYING
                                                        UNEXERCISED OPTIONS AT FY-END        VALUE OF UNEXERCISED IN-THE-
                               SHARES                        DECEMBER 31, 2001(#)             MONEY OPTIONS AT FY-END(1)
                             ACQUIRED ON    VALUE      -------------------------------       -----------------------------
          NAME               EXERCISE(#)  REALIZED     EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
------------------------     -----------  --------     -----------       -------------       -----------     -------------

Pierre G. Mansur........          0          $ 0           73,945            57,726             (2)              (2)
Paul I. Mansur..........          0          $ 0           62,923            57,726             (2)              (2)
Steven M. Healy.........          0          $ 0            2,167            10,241             (2)              (2)

----------------------------
(1) The closing price of the common stock as reported on the Nasdaq SmallCap Market on December 31, 2001, the last trading day for such year, was $2.21.

(2) The option exercise price exceeds $2.21 and accordingly, such options are not "in-the-money."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of April 12, 2002, the amount of voting securities beneficially owned by (a) each of our directors, (b) each of our executive officers named in the Summary Compensation Table above, (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities. Unless otherwise provided, the address of each holder listed under the heading "Common Stock" is c/o SystemOne Technologies Inc., 8305 N.W. 27th Street, Suite 107, Miami, Florida 33122.

                                                       AGGREGATE
                                                         NUMBER               ACQUIRABLE            TOTAL NUMBER        PERCENTAGE
                                                       OF SHARES                WITHIN           OF SHARES OF CLASS    OF SHARES OF
                                                      BENEFICIALLY             60 DAYS           BENEFICIALLY OWNED       CLASS
                    NAME                                OWNED (A)                (B)              (COLUMNS (A)+(B))    OUTSTANDING
----------------------------------------------        ------------            ----------         ------------------    ------------

COMMON STOCK
Pierre G. Mansur .............................          1,961,750               100,938(1)           2,062,688            42.6%
Paul I. Mansur ...............................                 --                89,916(1)              89,916               *
Steven M. Healy ..............................              5,000                 4,136                  9,136
Paul A. Biddelman(2) .........................                 --                 3,500                  3,500
Kenneth C. Leung(3) ..........................             13,250                 3,500                 16,750               *
All directors and executive officers as a
   group (5 persons) .........................          1,980,000               201,990              2,181,990            44.1%
Environmental Opportunities Fund II
   (Institutional), L.P.(4) ..................                 --             1,389,123(5)           1,389,123            22.7%
Environmental Opportunities Fund II,
   L.P(4) ....................................                 --               377,532(6)             377,532             7.4%
Environmental Opportunities Fund, L.P.(4).....                 --               533,729(7)             533,729            10.1%
Hanseatic Americas LDC(8) ....................                 --             3,337,293(9)           3,337,293            41.3%
Oppenheimer Funds, Inc.(10) ..................                 --               325,126(11)            325,126             6.3%
Safety-Kleen Systems, Inc.(12) ...............                 --             1,134,615(13)          1,134,615            18.7%
The Commingled Pension Trust Fund
   (Multi-Market Special Investment Fund
   II) of Morgan Guaranty Trust Company of
   New York(14) ..............................                 --               341,382(11)            341,382             6.7%

SERIES B CONVERTIBLE PREFERRED STOCK
Environmental Opportunities Fund II ..........             29,471                    --                 29,471            47.2%
   (Institutional), L.P.(4)
Environmental Opportunities Fund II, L.P.(4)..              7,992                    --                  7,992            12.8%

Environmental Opportunities Fund, L.P.(4) ....             24,976                    --                 24,976            40.0%

SERIES C CONVERTIBLE PREFERRED STOCK
Hanseatic Americas LDC(8) ....................             82,997                    --                 82,997             100%

SERIES D CONVERTIBLE PREFERRED STOCK
Environmental Opportunities Fund II
   (Institutional), L.P.(4)...................              8,990                    --                  8,990            39.3%
Environmental Opportunities Fund II,  L.P.(4).              2,448                    --                  2,448            10.7%
Hanseatic Americas LDC(8) ....................             11,438                    --                 11,438            50.0%

---------

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

(4) The address for each of the Environmental Funds is c/o Sanders Morris Harris, 3100 Chase Tower, Houston, Texas 77002.

(5) Reflects 29,471 shares of Series B Convertible Preferred Stock that are immediately convertible into 629,800 shares of Common Stock at a conversion price of $4.68 per share; 8,990 shares of Series D Convertible Preferred Stock that are immediately convertible into 256,852 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 224,571 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 370,543 shares of Common Stock that is immediately exercisable or exercisable within 60 days from the date hereof for 277,900 shares of Common Stock at an exercise price of $3.50 per share.

(6) Reflects 7,992 shares of Series B Convertible Preferred Stock that are immediately convertible into 170,793 shares of Common Stock at a conversion price of $4.68 per share; 2,448 shares of Series D Convertible Preferred Stock that are immediately convertible into 69,932 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 61,143 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 100,886 shares of Common Stock that is immediately exercisable or exercisable within 60 days from the date hereof for 75,664 shares of Common Stock at an exercise price of $3.50 per share.

(7) Reflects 24,976 shares of Series B Convertible Preferred Stock that are immediately convertible into 533,729 shares of Common Stock at a conversion price of $4.68 per share.

(8) Per a Schedule 13D filed thereby, Americas, Partners, Corporation and Mr. Wolfgang Traber claim shared voting and dispositive power of the securities held by Americas. The address for each of Americas, Partners, Corporation and Mr. Traber is c/o Howard Kailes, Esq., Krugman & Kailes LLP, Park 80 West-Plaza Two, Saddle Brook, New Jersey 07663.

(9) Reflects 82,997 shares of Series C Convertible Preferred Stock that are immediately convertible into 2,371,224 shares of Common Stock at a conversion price of $3.50 per share; 11,438 shares of Series D Convertible Preferred Stock that are immediately convertible into 326,784 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 285,714 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 471,429 shares of Common Stock, that is immediately exercisable or exercisable within 60 days from the date hereof for 353,571 shares of Common Stock at an exercise price of $3.50 per share.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1999, we issued an aggregate of 50,500 shares of Series B Convertible Preferred Stock, $1.00 par value per share, to Environmental Opportunities Fund, L.P., Environmental Opportunities Fund (Cayman), L.P., Environmental Opportunities Fund II, L.P., and Environmental Opportunities Fund II (Institutional), L.P. for an aggregate purchase price of $5,050,000. Subsequent to such date we issued an additional 11,939 shares of Series B Convertible Preferred Stock as paid in kind dividends. Also subsequent to such date, all shares held by Environmental Opportunities Fund (Cayman), L.P. were transferred to Environmental Opportunities Fund, L.P. Mr. Kenneth C. Leung, one of our directors, is the Chief Investment Officer of each of the aforementioned funds.

         In August 1999, we issued 69,000 shares of Series C Convertible Preferred Stock, $1.00 par value per share, to Hanseatic Americas LDC for an aggregate purchase price of $6,900,000. Subsequent to such date we issued an additional 13,997 shares of Series C Convertible Preferred Stock as paid in kind dividends. Mr. Paul A. Biddelman, one of our directors, is the President of Hanseatic Corporation, which controls Hanseatic Americas LDC.

         In May 2000, we issued an aggregate of 20,000 shares of Series D convertible preferred stock, par value $1.00 per share, and warrants (the "May Warrants") to purchase an aggregate of 363,636 shares of common stock, to Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund (Institutional), L.P. for an aggregate purchase price of $2.0 million. Subsequent to such date we issued an additional 2,876 shares of Series D Convertible Preferred Stock as paid in kind dividends. In connection with the execution of the Subordinated Loan Agreement and the issuance of the Lender Warrants (each as described below), the May Warrants were adjusted to be exercisable for an aggregate of 571,428 shares of Common Stock.

         On August 7, 2000 (the "Issuance Date"), we entered into a Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (collectively the "Lenders"), as amended on November 10, 2000 and November 30, 2000 (collectively the "Subordinated Loan Agreement"), under which we borrowed an aggregate principal amount of $3,300,000. These borrowings are evidenced by promissory notes (the "Subordinated Promissory Notes"), maturing September 30, 2002, subject to prepayment at any time at our option and mandatory prepayment to the extent of any proceeds received by us from the sale of any new securities or the borrowing of any additional money (other than purchase money debt and borrowings under the Senior Revolver). The Subordinated Promissory Notes initially bear interest at the rate of 12% per annum until the six month anniversary of the Issuance Date, 14% from the six month anniversary until the nine month anniversary of the Issuance Date and 16% thereafter until repaid in full. Our obligations under the Loan Agreement are secured by a lien on substantially all of its assets other than its intellectual property although such obligations have been subordinated to the Senior Revolver. Pursuant to the Loan Agreement we issued warrants to purchase an aggregate of up to 942,858 shares of our common stock at $3.50 per share.

         On November 30, 2000, we entered into a revolving credit loan agreement (the "Senior Revolver") with Hansa Finance Limited Liability Company ("Hansa") that provides us with a revolving line of credit for up to $5 million with a scheduled maturity of May 30, 2003. In connection with the Senior Revolver, we granted Hansa a security interest in substantially all of our assets including our intellectual properties. Pursuant to the Senior Revolver, we may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on our receivables and inventory. The Advance Supplement is $2,500,000 until maturity. Amounts advanced under the Senior Revolver accrue interest at the rate of 14% per annum payable monthly in arrears commencing December 31, 2000. As of December 31, 2000, amounts advanced under the Senior Revolver totaled $4,750,000. Hansa is controlled indirectly by Hanseatic Corporation and Paul Biddelman, one of our directors, who is the President of Hanseatic Corporation.

         On February 27, 2002, we entered into a Third Amendment (the "Amendment") to the Subordinated Loan Agreement extending the maturity date of the Subordinated Promissory Notes until September 30, 2002 and changing the terms upon which Additional Warrants would be issued.

         In connection with the Amendment, on February 27, 2002 we and the Lenders, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (collectively with the Lenders, the "Investors"), entered into a Letter Agreement suspending our registration obligations for shares of common stock issuable upon conversion of shares of Series B, C and D Preferred Stock which we issued to the Investors until we receive notice from the Investors holding shares with a current market value of at least $1,000,000 requesting that we register such shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                    SYSTEMONE TECHNOLOGIES INC.


Dated: April 29, 2002               By: /s/ PAUL I. MANSUR
                                       ----------------------------------------
                                       Chief Executive Officer
                                       (Principal Executive Officer)