Form 10QSB
period 2002-03-31
SYSTEMONE TECHNOLOGIES INC
filed 2002-05-14
CIK 934851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 000-21325

SYSTEMONE TECHNOLOGIES INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Florida	65-0226813

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

8305 N.W. 27th Street, Suite 107
Miami, Florida 33122

(Address of Principal Executive Offices)

(305) 593-8015

(Issuer’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 4,742,923 shares of its common stock, par value $.001 per share, outstanding as of the close of business on May 8, 2002.

SYSTEMONE TECHNOLOGIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYSTEMONE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$12	$59
Receivables, net of allowance of $120 and $154	2,414	2,092
Inventories	1,200	1,048
Prepaid and other assets	375	309

Total current assets	4,001	3,508

Property and equipment, net	1,459	1,577
Non-current portion of receivables, net of discount	1,598	1,362
Other assets	292	367

Total assets	$7,350	$6,814

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,001	$2,197
Warranty accrual	686	673
Deferred revenue	116	116
Current installments of long-term debt and obligations under capital leases	25,535	4,129

Total current liabilities	28,338	7,115

Long-term debt	4,846	25,618
Warranty accrual, non-current	275	399

Total liabilities	33,459	33,132

Redeemable convertible preferred stock, $1.00 par value per share. Authorized 1,500,000 shares, 171,731 issued and Outstanding (168,312 in 2001), at liquidation value	17,173	16,831
Less unamortized discount	(1,552)	(1,734)

Net redeemable convertible preferred stock	15,621	15,097

Stockholders’ deficit:
Common stock, $0.001 par value per share. Authorized 25,000,000 shares, issued and outstanding 4,742,923	5	5
Additional paid-in capital	20,031	20,031
Accumulated deficit	(61,766)	(61,451)

Total stockholders’ deficit	(41,730)	(41,415)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$7,350	$6,814

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)
(In thousands, except share and per share data)

	March 31,	March 31,
	2002	2001

Revenue	$4,454	$4,396
Costs of goods sold	2,609	2,912

Gross profit	1,845	1,484

Operating expenses:
Selling, general and administrative	695	1,025
Research and development	72	54

Total operating expenses	767	1,079

Profit (loss) from operations	1,078	405

Interest expense	(803)	(733)
Amortization of note discount	(140)	(419)
Interest income	73	6

Interest expense, net	(870)	(1,146)

Net income (loss)	208	(741)

Dividends and accretion of discount on redeemable convertible preferred stock	(523)	(439)

Net loss to common shares	$(315)	$(1,180)

Basic and diluted net loss per common share	$(.07)	$(.25)

Weighted average shares outstanding	4,742,923	4,742,923

See accompanying notes to condensed financial statements (unaudited) .

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)
(In thousands)

	March 31,	March 31,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$208	$(741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	132	140
Amortization of debt issue costs	75	74
Interest accrued on convertible debt and amortization of note discounts	704	948
Recoveries of doubtful accounts	(33)	(11)
Provision for obsolete inventory	—	(29)
Changes in operating assets and liabilities:
Receivables	(525)	(699)
Inventories	(151)	924
Prepaid and other assets	(66)	(109)
Accounts payable and accrued expenses	(196)	(764)
Restructuring and other charges	—	(193)
Warranty accrual	(110)	(320)
Deferred revenue	—	(58)

Net cash provided by (used in) operating activities	38	(838)

Cash flows (used in) provided by investing activities:
Purchase of equipment	(14)	(8)
Proceeds from sale of equipment	—	92

Net cash (used in) provided by investing activities	(14)	84

Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	—	400
Repayments of capital lease obligations	(71)	(67)

Net cash (used in) provided by financing activities	(71)	333

Net decrease in cash and cash equivalents	(47)	(421)
Cash and cash equivalents at beginning of period	59	488

Cash and cash equivalents at end of period	$12	$67

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

SystemOne Technologies Inc. (the “Company”) designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the “SystemOne® Washers”), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded 11 patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne® Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company was incorporated in November 1990 and commenced the sale of SystemOne® Washers in July 1996. During 2000, the Company’s operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2002 presentation.

(2) LIQUIDITY

The Company has begun its second year operating pursuant to the Marketing and Distribution Agreement, as amended (the “Exclusive Marketing Agreement”) with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, “Safety-Kleen”) under which it has achieved profits from operations. Safety-Kleen currently operates as a debtor in possession under the protection of the bankruptcy court .

The Exclusive Marketing Agreement (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company’s parts washing equipment in the United States, Puerto Rico, Canada and Mexico (the “Territory”), and (b) obligates Safety-Kleen to purchase minimum quantities of the Company’s parts washing equipment for each contract year within the Exclusive Marketing Agreement. The initial term of the Exclusive Marketing Agreement is five years ending December 26, 2005 and the Exclusive Marketing Agreement may be automatically extended for two additional five-year terms. However, with 180 days prior notice, Safety-Kleen may terminate the Exclusive Marketing Agreement at the end of the second contract year. Also, the automatic extensions are dependent upon the parties reaching an agreement in writing as to Safety-Kleen’s minimum purchase commitments for each contract year during any renewal term. The Company retains the rights to sell, lease, rent and service all of the Company’s parts washing equipment outside the Territory.

The minimum annual sales per the Exclusive Marketing Agreement escalate from 10,000 equivalent units during each of the first two contract years to 18,000 equivalent units during the fifth contract year at specified prices, including deferred payments on each unit sold payable in equal installments.

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period and is accounted for as set forth in Note 3 to the condensed financial statements.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen’s continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in the third quarter of 2002 to repay long-term debt, interest and the redeemable convertible preferred stock. The Company believes that prior to September 2002 it will need to either refinance its existing credit facility or obtain new debt or equity to fund all or part of the required payments. There is no certainty that the Company will be able to obtain the required funds on acceptable terms.

The Company entered into an agreement on February 27, 2002 to extend the maturity from February 7, 2002 to September 30, 2002 of the Company’s Loan Agreement, (the “Subordinated Loan Agreement”) with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC, as amended November 10, 2000 and November 30, 2000. The Company has begun negotiations with the holders of its debt and preferred stock with respect to an extension of the maturities thereof and to seek other financial accommodations. If the Company is not successful in its efforts, it will need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to negotiate extensions or accommodations or obtain the required funds on acceptable terms, if at all.

(3) REVENUE RECOGNITION

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period. At March 31, 2002, $786,000 was included in receivables representing the then current portion of the installment payments and $1,598,000 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate applied by the Company were to vary by 100 basis points up or down, the Company’s annual income would vary by approximately $29,000.

(4) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards (“NOLs”) is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full.

(5) NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 did not materially impact the Company’s financial position and results of operations.

(6) SUBSEQUENT EVENTS

On April 10, 2002, the Company renewed its lease for its corporate office and manufacturing facilities for an additional 3 years with 2 3-year options under similar terms and conditions of its existing lease agreement. The Company’s annual lease payments are approximately $510,000 subject to annual cost of living increases.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

GENERAL AND RECENT DEVELOPMENTS

The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers (the “SystemOne® Washers”), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded 11 patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne® Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand without requiring off-site processing.

The Company was incorporated as Mansur Industries Inc. in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996 and began to generate significant revenue from product sales in 1997. The Company’s operating expenses, however, increased significantly between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. As a result, the Company could not sustain the cost of this marketing and distribution organization, and elected to enter into a distribution agreement with Safety-Kleen.

Commencing in the first quarter of 2001, shifting its strategy, the Company appointed Safety-Kleen the exclusive distributor for SystemOne® parts washers in the United States, Puerto Rico, Canada and Mexico under the Exclusive Marketing Agreement. This strategic shift has allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company’s operating expenses.

As a result of its distribution alliance with Safety-Kleen, the Company has recognized significant reductions in selling, general and administrative expenses, has reduced its unit cost of production and has transitioned to operating profitability. As of March 31, 2002, the Company has had five successive quarters of operating profitability.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues increased by $58,000, or 1.3%, to $4,454,000 for the three months ended March 31, 2002 from $4,396,000 for the comparable period of 2001. The revenue increase resulted primarily from a price increase of approximately 3.6% pursuant to the Exclusive Marketing Agreement and was partially offset by a decrease in units shipped. The decrease in units shipped is due to timing of orders placed and fulfillment of such orders. Units shipped in the first quarter of 2002 slightly exceeded the minimum requirement pursuant to the Exclusive Marketing Agreement. Sales during 2002 and 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement.

Gross margin as a percentage of sales was 41.4% and 33.8% for the three months ended March 31, 2002 and 2001, respectively. The increase is a result of higher unit costs of units sold in the first quarter of 2001 which were manufactured during 2000.

Selling, general and administrative expenses for the three months ended March 31, 2002 were $695,000, a decrease of $330,000, or 32.2%, compared to selling, general and administrative expenses of $1,025,000 for the three months ended March 31, 2001. Reduced expenses included salaries and benefits of $89,000, legal fees, consulting fees and contract labor of $65,000 and travel and communication expenses of $83,000. The balance of the reduction is from miscellaneous savings.

Research and development expenses increased by $18,000 from $54,000 for the three months ended March 31, 2001 to $72,000 for the three months ended March 31, 2002. The increase is due to the Company focusing research and development efforts on design, development and testing of the European model of the SystemOne® General Parts Washer, the Spray Gun Washer and the Industrial Parts Washer. All three machines are expected to be completed and available for commercial sales during 2002.

The Company recognized an operating profit of $1,078,000 for the three months ended March 31, 2002 compared to an operating profit of $405,000 for the comparable period in 2001. This significant improvement is primarily related to increased margins and reduced selling, general and administrative expenses, as discussed above, resulting from the Company’s transitioning to function under the Exclusive Marketing Agreement.

Interest expense for the three months ended March 31, 2002 was $943,000, a decrease of $209,000 or 18.1% compared to net interest expense of $1,152,000 for the three months ended March 31, 2001. The decrease in interest expense was primarily the result of fully amortizing in January 2002 debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000. and is partially offset by increased debt at higher interest rates. Interest income increased $67,000 from $6,000 in the first quarter of 2001 to $73,000 in the first quarter of 2002 resulting from amortization of the deferred portion of the purchase price over the extended payment period.

Dividends on redeemable convertible preferred stock increased by $84,000 or 19.1% as a result of dividends declared and amortization of preferred stock discounts associated with common stock warrants issued to investors during the second quarter of 2000.

As a result of the foregoing, the Company incurred a net loss attributable to common shares of $315,000 for the three months ended March 31, 2002 a decrease of $865,000 or 73.3% compared to a net loss attributable to common shares of $1,180,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2002 increased by $876,000 to $38,000, compared to net cash used in operating activities of $838,000 for the comparable three month period of the prior year. The increase is primarily attributable to a decrease of $949,000 in net loss, from a net loss of $741,000 for the three months ended March 31, 2001 to net income of $208,000 for the three months ended March 31, 2002. Also, increases in receivables used $525,000 in cash during the first quarter of 2002 as compared with $699,000 used by receivables in the comparable period of 2001. The increase in receivables from Safety-Kleen relates to the portion of the sales price which is payable in equal installments over a 12 quarter period which increases as more units are shipped. In addition, the reduction in accounts payable and accrued expenses used $196,000 of cash in the first quarter 2002 compared with $764,000 used by accounts payable and accrued expenses in the comparable period of 2001.

Net cash used in investing activities for the three months ended March 31, 2002 was $14,000, a decrease of $98,000, compared to $84,000 provided by investing activities during the comparable period of the prior year. This decrease was primarily a result of selling rental equipment during the three months ended March 31, 2001.

Net cash used in financing activities for the three months ended March 31, 2002 was $71,000 compared to net cash provided by financing activities of $333,000 for the three months ended March 31, 2001. The decrease of $404,000 is due to reduced borrowing activity on the Company’s line of credit.

At March 31, 2002, the Company had a working capital deficiency of $24,337,000 and cash and cash equivalents of $12,000, compared to a working capital deficiency of $3,607,000 and cash and cash equivalents of $59,000 at December 31, 2001.

The current installments of long-term debt and obligations under capital leases increased $21,406,000 from $4,129,000 at December 31, 2001 to $25,535,000 at March 31, 2002. The increase is due to a shift from long term to current maturity of the Subordinated Convertible Notes, which mature in February 2003. This shift is also reflected in the significant decrease in long term debt.

The Company’s material short-term financial commitments include the scheduled maturities of its promissory notes under the Subordinated Loan Agreement in September 2002 and its 8.25% Subordinated Convertible Notes due in February 2003. Additional obligations include lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $49,000 per month), installment payments for financed manufacturing equipment (approximately $28,000 per month), interest payments on the Company’s 8.25% Subordinated Convertible Notes which can be paid by issuance of additional notes, (the “Notes”) (approximately $170,000 per month), interest under the Subordinated Loan Agreement which accrues and is due at maturity (approximately $44,000 per month), interest payments on its Senior Revolver (up to approximately $58,000 per month) and repayment of the Subordinated Loan Agreement. Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be satisfied by issuance of additional shares.

The Company’s primary sources of cash are proceeds from its sales to Safety-Kleen and the Revolving Credit Loan Agreement (the “Senior Revolver”). Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement or that it will not exercise its termination right. To date, Safety-Kleen has not filed a restructuring plan with the bankruptcy court. In addition, Safety-Kleen has the right, exercisable until June 29, 2002, to terminate the Exclusive Marketing Agreement, effective December 26, 2002. There can be no assurance that Safety-Kleen will not terminate the Exclusive Marketing Agreement or seek other modifications thereto. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement, as defined, plus an amount based on the Company’s receivables and inventory. As of March 31, 2002, there was approximately $250,000 credit available on the Senior Revolver.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen’s continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, extended or restructured significant amounts of cash would be required, commencing in the third quarter 2002, to repay long-term debt, interest and the redeemable preferred stock as follows:

	DEBT PLUS	PREFERRED
	INTEREST	STOCK	TOTAL

2002	$4,292,199	$—	$4,292,199
2003	27,741,022	—	27,741,022
2004	—	20,397,600	20,397,600

Total	$32,033,221	$20,397,600	$52,430,821

The Company entered into an agreement on February 27, 2002 to extend the maturity date of the Subordinated Loan Agreement, under which the Subordinated Promissory Notes were issued, from February 7, 2002 to September 30, 2002. The Company has entered into negotiations with the holders of its debt and preferred stock with respect to an extension of the maturities thereof and to seek other financial accommodations. If the Company is not successful in its efforts, it may need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms, if at all. The Company expects to issue an additional 942,858 warrants to the lenders upon the lenders obtaining replacement financing for the Subordinated Promissory Notes. The fair market value of the warrants will be charged to operations at the time the warrants are issued.

The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its former direct national marketing and distribution organization, and has a net capital deficiency. As of March 31, 2002, the Company’s accumulated deficit totaled $61,766,000. In their report on the Company’s financial statements for the year ended December 31, 2001, the Company’s independent auditors have included an explanatory paragraph, which states “there is substantial doubt about the Company’s ability to continue as a going concern”, because of the Company’s recurring losses from operations; its accumulated capital deficit; and the uncertainties associated with (a) the Exclusive Marketing Agreement, including the fact that Safety-Kleen has not yet emerged from bankruptcy proceedings, and (b) the Company’s ability to raise additional capital that may be required to meet maturities of long-term debt and redeemable preferred stock, commencing in 2002.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company’s patents, the ability of the Company to manufacture its products on a cost effective basis, market acceptance of the Company’s products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the expansion of its services network and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. In particular, the Company’s performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen, the acceptance by Safety-Kleen’s customers of the Company’s products, the ability of Safety-Kleen to resell or rent the Company’s products at attractive price levels, the ability of Safety-Kleen to properly service the Company’s products as well as other factors. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

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

Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SystemOne Technologies Inc.

Date: May 8, 2002	/s/ Paul I. Mansur

PAUL I. MANSUR
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2002	/s/ Steven M. Healy

STEVEN M. HEALY
Director of Finance and Controller
(Principal Financial Accounting Officer)