Form 10QSB
period 2002-06-30
SYSTEMONE TECHNOLOGIES INC
filed 2002-08-14
CIK 934851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 000-21325

SYSTEMONE TECHNOLOGIES INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Florida	65-0226813

(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X]       No [   ]

     APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 4,742,923 shares of its common stock, par value $.001 per share, outstanding as of the close of business on August 14, 2002.

SYSTEMONE TECHNOLOGIES INC.

INDEX TO FORM 10-QSB
Quarter ended June 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets-	3

As of June 30, 2002 (unaudited) and December 31, 2001

Condensed Statements of Operations-	4

For the three and six months ended June 30, 2002 and 2001 (unaudited)

Condensed Statements of Cash Flows-	5

For the six months ended June 30, 2002 and 2001 (unaudited)

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMONE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175	$59
Receivables, net of allowance of $123 and $154	2,321	2,092
Inventories	1,312	1,049
Prepaid and other assets	200	309

Total current assets	4,008	3,509
Property and equipment, net	1,351	1,577
Non-current portion of receivables, net of discount	1,776	1,362
Other assets	364	366

Total assets	$7,499	$6,814

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,553	$2,197
Warranty accrual	508	673
Deferred revenue	115	116
Current installments of long-term debt and obligations under capital leases	30,836	4,129

Total current liabilities	33,012	7,115

Long-term debt	54	25,618
Warranty accrual, non-current	260	399

Total liabilities	33,326	33,132

Commitments and contingencies
Redeemable convertible preferred stock, voting, $1.00 par value per share authorized 1,500,000 shares, 175,152 issued and outstanding (168,312 in 2001) at liquidation value	17,515	16,831
Less unamortized discount	(1,371)	(1,734)

Net redeemable convertible preferred stock	16,144	15,097

Stockholders’ deficit:
Common stock, $0.001 par value per share, authorized 25,000,000 shares, issued and outstanding 4,742,923	5	5
Additional paid-in capital	20,031	20,031
Deficit	(62,007)	(61,451)

Total stockholders’ deficit	(41,971)	(41,415)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$7,499	$6,814

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenue	$4,366	$4,143	$8,820	$8,539
Cost of goods sold	2,622	2,574	5,231	5,486

Gross profit	1,744	1,569	3,589	3,053

Operating expenses:
Selling, general and administrative	735	969	1,430	1,994
Research and development	73	53	145	107
Restructuring and other charges	(75)		(75)

Total operating expenses	733	1,022	1,500	2,101

Profit from operations	1,011	547	2,089	952

Interest expense	(818)	(776)	(1,621)	(1,509)
Amortization of note discount	—	(420)	(140)	(839)
Interest income	88	50	161	56

Interest expense, net	(730)	(1,146)	(1,600)	(2,292)

Net income (loss)	281	(599)	489	(1,340)

Dividends and accretion of discount on redeemable convertible preferred stock	(524)	(439)	(1,047)	(878)

Net loss to common shares	$(243)	$(1,038)	$(558)	$(2,218)

Basic and diluted net loss per common share	$(.05)	$(.22)	$(.12)	$(.47)

Weighted average shares outstanding	4,742,923	4,742,923	4,742,923	4,742,923

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)
(In thousands)

	June 30,	June 30,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$489	$(1,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	262	280
Amortization of debt issue costs	151	149
Interest accrued on convertible debt and amortization of note discounts	1,280	1,905
Recoveries of doubtful accounts	(30)	(10)
Changes in operating assets and liabilities:
Receivables	(612)	(379)
Inventories	(263)	852
Prepaid and other assets	(39)	(976)
Accounts payable and accrued expenses	(644)	(609)
Restructuring and other charges	—	(212)
Warranty accrual	(303)	(559)
Deferred revenue	(1)	(65)

Net cash provided by (used in) operating activities	290	(964)

Cash flows (used in) provided by investing activities:
Purchase of equipment	(30)	(18)
Proceeds from sale of equipment	—	92

Net cash (used in) provided by investing activities	(30)	74

Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	—	550
Repayments of capital lease obligations	(144)	(143)

Net cash (used in) provided by financing activities	(144)	407

Net increase (decrease) in cash and cash equivalents	116	(483)
Cash and cash equivalents at beginning of period	59	488

Cash and cash equivalents at end of period	$175	$5

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

Management acknowledges that it is responsible for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2002 presentation.

(2) LIQUIDITY

The Company continues to operate under the Marketing and Distribution Agreement, as amended (the “Exclusive Marketing Agreement”) with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, “Safety-Kleen”) under which it has achieved profits from operations. Safety-Kleen currently operates as a debtor in possession under the protection of the bankruptcy court.

The Exclusive Marketing Agreement (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company’s parts washing equipment in the United States, Puerto Rico, Canada and Mexico (the “Territory”), and (b) obligates Safety-Kleen to purchase minimum quantities of the Company’s parts washing equipment for each contract year within the Exclusive Marketing Agreement. The initial term of the Exclusive Marketing Agreement is five years ending December 26, 2005 and the Exclusive Marketing Agreement may be automatically extended for two additional five-year terms. Safety-Kleen had until July 29, 2002 to exercise its one-time right to terminate the Exclusive Marketing Agreement effective January 26, 2002. Safety-Kleen did not exercise this termination right and, as a result, the initial term of the Exclusive Marketing Agreement is not terminable except for cause or mutual agreement. Also, the automatic extensions are dependent upon the parties reaching an agreement in writing as to Safety-Kleen’s minimum purchase commitments for each contract year during any renewal term. The Company retains the rights to sell, lease, rent and service all of the Company’s parts washing equipment outside the Territory.

The minimum annual sales per the Exclusive Marketing Agreement escalate from 10,000 equivalent units during each of the first two contract years to 12,500 equivalent units in year three (beginning December 26, 2002), 15,000 equivalent units in year four (beginning December 26, 2003) and 18,000 equivalent units in year five (beginning December 26, 2004), at specified prices, including deferred payments on each unit sold, payable in equal installments

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period and is accounted for as set forth in Note 3 to the condensed financial statements.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen’s continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required commencing in September 2002 to repay long-term debt, interest and the convertible preferred stock. The Company believes that prior to October 2002 it will need to either refinance its Subordinated Loan Agreement (as defined below) or obtain an extension of the maturity date of such agreement or obtain new debt or equity to fund all or part of the required payments. There is no certainty that the Company will be able to obtain the required funds on acceptable terms.

The Company entered into an agreement on February 27, 2002 to extend the maturity from February 7, 2002 to September 30, 2002 of the Company’s Loan Agreement, (the “Subordinated Loan Agreement”) with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC, as amended November 10, 2000 and November 30, 2000. The Company is currently negotiating with the holders of its debt and preferred stock with respect to an extension of the maturities thereof and other financial accommodations. If the Company is not successful in its efforts, it will need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to negotiate extensions or accommodations or obtain the required funds on acceptable terms, if at all.

(3) REVENUE RECOGNITION

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period. At June 30, 2002, $969,000 was included in receivables representing the then current portion of the installment payments and $1,776,000 was due beyond 12 months as reflected in the balance sheet as non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate applied by the Company were to vary by 100 basis points up or down, the Company’s annual income would vary by approximately $32,000.

(4) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards (“NOLs”) is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the unaudited financial statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

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

Safety-Kleen had until July 29, 2002 to exercise its one-time right to terminate the Exclusive Marketing Agreement effective January 26, 2002. Safety-Kleen did not exercise this termination right and, as a result, the inital term of the Exclusive Marketing Agreement is not terminable except for cause or mutual agreement.

As a result of its distribution alliance with Safety-Kleen, the Company has recognized significant reductions in selling, general and administrative expenses, has reduced its unit cost of production and has transitioned to operating profitability. As of June 30, 2002, the Company has had six successive quarters of operating profitability.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Revenues increased $223,000, or 5.4%, to $4,366,000 for the three months ended June 30, 2002 from $4,143,000 for the comparable period of 2001. The revenue increase resulted primarily from a price increase of approximately 3.6% pursuant to the Exclusive Marketing Agreement, an increase in parts sold and an increase in units shipped due to timing of orders placed and fulfillment of such orders. Sales during 2002 and 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement.

Gross margin as a percentage of sales increased to 39.9% for the three months ended June 30, 2002 from 37.9% for the comparable period of 2001. The increase in gross margin is primarily due to lower manufacturing plant overhead cost per unit achieved from greater absorption of fixed costs from higher production levels. Also, producing more units with the same labor force has reduced labor cost per unit. The reduced costs per unit were partially offset by higher material costs during the three months ended June 30, 2002.

Selling, general and administrative expenses decreased $234,000 or 24.1% to $735,000 for the three months ended June 30, 2002 from $969,000 for the comparable period of 2001. Reduced expenses included professional fees of approximately $132,000, travel expenses of $36,000 and communications expenses of $22,000. The balance of the reduction is from miscellaneous savings, partially offset by an increase in insurance of $29,000.

Research and development expenses increased $20,000 or 37.7% to $73,000 for the three months ended June 30, 2002 from $53,000 for the comparable period of 2001. The increase is due to the Company focusing research and development efforts on design, development and testing of the European model of the SystemOne® General Parts Washer, the Spray Gun Washer and the Industrial Parts Washer. All three machines are expected to be completed and available for commercial sale during late 2002.

Restructuring and other charges for the three months ended June 30, 2002 consisted of a reversal of an unneeded restructuring accrual for $75,000 that was provided in the fourth quarter of 2000.

Operating profit increased $464,000 or 84.8% to $1,011,000 for the three months ended June 30, 2002 from $547,000 for the comparable period of 2001. This significant improvement is primarily related to increased sales and margins, reduced selling, general and administrative expenses and the reversed restructuring charge, as discussed above, resulting from the Company’s operating under the Exclusive Marketing Agreement.

Interest expense decreased $378,000 or 31.6% to $818,000 for the three months ended June 30, 2002 from $1,196,000 for the comparable period of 2001. The decrease in interest expense was primarily the result of completing in January 2002 amortization of a debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and is partially offset by increased debt at higher interest rates.

Interest income increased $38,000 or 76% to $88,000 for the three months June 30, 2002 from $50,000 for the comparable period of 2001. The increase is due to the increase in the deferred payment portion of the sales proceeds resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement.

Dividends and accretion of discount on redeemable convertible preferred stock increased $85,000 or 19.4% to $524,000 for the three months ended June 30, 2002 from $439,000 for the comparable of 2001. The increase is a result of dividends declared and accretion of preferred stock discounts associated with common stock warrants issued to investors.

As a result of the foregoing, the Company incurred a net loss attributable to common shares of $243,000 for the three months ended June 30, 2002 a decrease of $795,000 or 76.6% compared to a net loss attributable to common shares of $1,038,000 for the three months ended June 30, 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenues increased $281,000, or 3.3%, to $8,820,000 for the six months ended June 30, 2002 from $8,539,000 for the comparable period of 2001. The revenue increase resulted primarily from a price increase of approximately 3.6% pursuant to the Exclusive Marketing Agreement. Sales during 2002 and 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement. Units shipped year-to-date represents 51% of the minimum purchase commitment for 2002 under the Exclusive Marketing Agreement.

Gross margin as a percentage of sales increased to 40.7% for the six months ended June 30, 2002 from 35.8% for the comparable period of 2001. The increase is due to: (i) higher unit costs of units sold in the first quarter of 2001, which were manufactured during 2000 (ii) lower manufacturing plant overhead cost per unit achieved from greater absorption of fixed costs from higher productions levels, and (iii) lower labor cost per unit due to higher production levels utilizing the same number of employees. The reduced costs per unit were partially offset by higher material costs during the six months ended June 30, 2002.

Selling, general and administrative expenses decreased $564,000 or 28.3% to $1,430,000 for the six months ended June 30, 2002 from $1,994,000 for the comparable period of 2001. Reduced expenses included professional fees of $137,000, travel expenses of $95,000 and communications expenses of 46,000. The balance of the reduction is from miscellaneous savings, partially offset by an increase in insurance of $53,000.

Research and development expenses increased $38,000 or 35.5% to $145,000 for the six months ended June 30, 2002 from $107,000 for the comparable period of 2001. The increase is due to the Company focusing research and development efforts on design, development and testing of the European model of the SystemOne® General Parts Washer, the Spray Gun Washer and the Industrial Parts Washer. All three machines are expected to be completed and available for commercial sale during late 2002.

Restructuring and other charges for the six months ended June 30, 2002 consisted of a reversal of an unneeded restructuring accrual for $75,000 that was provided in the fourth quarter of 2000.

Operating profit increased $1,137,000 or 119.4% to $2,089,000 for the six months ended June 30, 2002 from $952,000 for the comparable period of 2001. This significant improvement is primarily related to increased margins, reduced selling, general and administrative expenses and the reversed restructuring charge, as discussed above, resulting from the Company’s transitioning to operating under the Exclusive Marketing Agreement.

Interest expense decreased $587,000 or 25.0% to $1,761,000 for the six months ended June 30, 2002 from $2,348,000 for the comparable period of 2001. The decrease in interest expense was primarily the result of completing in January 2002 amortization of a debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and is partially offset by increased debt at higher interest rates.

Interest income increased $105,000 or 187.5% to $161,000 for the six months June 30, 2002 from $56,000 for the comparable period of 2001. The increase is due to the increase in the deferred payment portion of the sales proceeds resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement.

Dividends and accretion of discount on redeemable convertible preferred stock increased $169,000 or 19.2% to $1,047,000 for the six months ended June 30, 2002 from $878,000 for the comparable of 2001. The increase is a result of dividends declared and accretion of preferred stock discounts associated with common stock warrants issued to investors.

As a result of the foregoing, the Company incurred a net loss attributable to common shares of $558,000 for the six months ended June 30, 2002 a decrease of $1,660,000 or 74.8% compared to a net loss attributable to common shares of $2,218,000 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $1,254,000 to $290,000 for the six months ended June 30, 2002, from net cash used in operating activities of $964,000 for the comparable period of 2001. The increase is primarily attributable to a decrease in net loss of $1,829,000. Increased cash flows from operating activities were offset by: (i) an increase in receivables of $612,000, (ii) an increase in inventory of $263,000, (iii) a decrease in accounts payable and accrued expenses of $644,000 and (iv) a reduction in warranty accrual of $303,000. The increase in receivables is from Safety-Kleen and relates to the portion of the sales price which is payable in equal installments over a 12 quarter period which increases as more units are shipped. The increase in inventory is in finished goods and is due to a build up of inventory in preparation for: (i) planned production shut down in July 2002 for vacation and (ii) potential unplanned production shut down due to Florida’s hurricane season. The reduction in warranty accrual is due to depletion of warranty labor costs accrued in the fourth quarter of 2000 relating to transitioning warranty service to Safety-Kleen.

Net cash used in investing activities increased $104,000 to $30,000 for the six months ended June 30, 2002 from net cash provided by investing activities of $74,000 for the comparable period of 2001. The change primarily resulted from investing in equipment during the first two quarters of 2002 while selling rental equipment in the first quarter of 2001.

Net cash used in financing activities increased $551,000 to $144,000 for the six months ended June 30, 2002 from net cash provided by financing activities of $407,000 for the comparable period of 2001. The change occurred because the Company did not borrow additional funds during 2002 compared to $550,000 of draws under its Revolving Line of Credit during 2001.

At June 30, 2002, the Company had a working capital deficiency of $29,004,000 and cash and cash equivalents of $175,000, compared to a working capital deficiency of $3,606,000 and cash and cash equivalents of $59,000 at December 31, 2001. The decrease in working capital resulted from an increase in the current installments of long-term debt and obligations under capital leases by $26,707,000 from $4,129,000 at December 31, 2002 to $30,836,000 at June 30, 2002. The increase is due to a shift from long term to current maturity of the 8.25% Subordinated Convertible Notes, which mature in February 2003 and the Senior Revolver (as defined below), which matures in May 2003. This shift is also reflected in the significant decrease in long term debt.

The Company’s material short-term financial commitments include the scheduled maturities of its promissory notes under the Subordinated Loan Agreement in September 2002 and its 8.25% Subordinated Convertible Notes due in February 2003. Additional obligations include lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $48,000 per month), installment payments for financed manufacturing equipment (approximately $26,000 per month), interest payments on the Company’s 8.25% Subordinated Convertible Notes which can be paid by issuance of additional notes, (the “Notes”) (approximately $170,000 per month), interest under the Subordinated Loan Agreement which accrues and is due at maturity (approximately $43,000 per month), interest payments on its Senior Revolver (up to approximately $56,000 per month). Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be satisfied by issuance of additional shares.

The Company’s primary sources of cash are proceeds from its sales to Safety-Kleen and the Revolving Credit Loan Agreement (the “Senior Revolver”). Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. To date, Safety-Kleen has not filed a restructuring plan with the bankruptcy court. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement, as defined, plus an amount based on the Company’s receivables and inventory. As of June 30, 2002, there was approximately $250,000 credit available on the Senior Revolver.

Although the Company believes that it will continue to be able to meet its operating cash requirements assuming Safety-Kleen’s continued performance, if none of the outstanding debt and convertible preferred stock is converted to common stock, extended or restructured, significant amounts of cash would be required, commencing in September 2002, to repay long-term debt, interest and convertible preferred stock as follows:

	Debt Plus	Preferred
	Interest	Stock	Total

2002	$4,624,560	$—	$4,624,560
2003	27,640,558	—	27,640,558
2004	—	20,397,600	20,397,600

Total	$32,265,118	$20,397,600	$52,662,718

The Company entered into an agreement on February 27, 2002 to extend the maturity date of the Subordinated Loan Agreement, under which the Subordinated Promissory Notes were issued, from February 7, 2002 to September 30, 2002. The Company is currently negotiating with the holders of its debt and preferred stock with respect to an extension of the maturities thereof and other financial accommodations. If the Company is not successful in its efforts, it may need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to obtain the required funds on acceptable terms, if at all. The Company is required to issue an additional 942,858 warrants to the lenders upon the lenders obtaining replacement financing for the Subordinated Promissory Notes. The fair market value of the warrants will be charged to operations at the time the warrants are issued.

The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its former direct national marketing and distribution organization, and has a net capital deficiency. As of June 30, 2002, the Company’s accumulated deficit totaled $62,007,000. Due to the Company’s recurring losses from operations; its accumulated capital deficit; and the uncertainties associated with (a) the Exclusive Marketing Agreement, including that Safety-Kleen has not yet emerged from bankruptcy proceedings, and (b) the Company’s ability to raise additional capital that may be required to meet maturities of long-term debt and convertible preferred stock, commencing in September 2002, the Company’s independent auditors included an explanatory paragraph in their report on the Company’s financial statements for the year ended December 31, 2001 which states, “there is substantial doubt about the Company’s ability to continue as a going concern.”

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis or Plan of Operations contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company’s patents, the ability of the Company to manufacture its products on a cost effective basis, market acceptance of the Company’s products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the success of the Company’s efforts to restructure its current debt and preferred stock financing and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. In particular, the Company’s performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen, the continued acceptance by Safety-Kleen’s customers of the Company’s products, Safety-Kleen’s continued ability to resell or rent the Company’s products at attractive price levels, Safety-Kleen’s continued ability to properly service the Company’s products as well as other factors. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2002 Annual Meeting of Shareholders on June 14, 2002; one item was submitted to a vote of security holders:

The election of four members to the Company’s Board of Directors to hold office until the Company’s 2003 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Paul A. Biddelman and Kenneth Ch’uan-k’ai Leung were elected as directors of the Company. Including shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock voting with the holders of Common Stock on an as-converted basis, 8,494,094 votes were cast in favor of election of Pierre G. Mansur, 8,489,094 votes were cast in favor of election of Paul I. Mansur, 8,494,094 votes were cast in favor of election of Paul A. Biddelman and 8,494,094 votes were cast in favor of election of Kenneth Ch’uan-k’ai Leung as directors of the Company and 5,000 votes were withheld from voting for the directors.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

           Form 8-K filed with the Securities and Exchange Commission on June 28, 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SystemOne Technologies Inc.

Date: August 14, 2002	/s/ PAUL I. MANSUR

PAUL I. MANSUR Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002	/s/ STEVEN M. HEALY

STEVEN M. HEALY Director of Finance and Administration (Principal Financial Accounting Officer)