Form 10QSB
period 2002-09-30
SYSTEMONE TECHNOLOGIES INC
filed 2002-11-14
CIK 934851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒   No              ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 4,742,923 shares of its common stock, par value $.001 per share, outstanding as of the close of business on November 14, 2002.

SYSTEMONE TECHNOLOGIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SYSTEMONE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315	$59
Receivables, net of allowance of $123 and $154	2,704	2,092
Inventories	1,692	1,049
Prepaid and other assets	160	309

Total current assets	4,871	3,509
Property and equipment, net	1,242	1,577
Non-current portion of receivables, net of discount	1,914	1,362
Other assets	348	366

Total assets	$8,375	$6,814

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,971	$2,197
Warranty accrual	462	673
Deferred revenue	112	116
Current installments of long-term debt and obligations under capital leases	31,298	4,129

Total current liabilities	33,843	7,115

Long-term debt	12	25,618
Warranty accrual, non-current	251	399

Total liabilities	34,106	33,132

Commitments and contingencies Redeemable convertible preferred stock, voting, $1.00 par value per share, authorized 1,500,000 shares, 178,711 issued and outstanding (168,312 in 2001) at liquidation value	17,871	16,831
Less unamortized discount	(1,190)	(1,734)

Net redeemable convertible preferred stock	16,681	15,097

Stockholders’ deficit:
Common stock, $0.001 par value per share, authorized 25,000,000 shares, issued and outstanding 4,742,923	5	5
Additional paid-in capital	20,031	20,031
Deficit	(62,448)	(61,451)

Total stockholders’ deficit	(42,412)	(41,415)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$8,375	$6,814

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue	$4,452	$4,047	$13,272	$12,586
Cost of goods sold	2,775	2,451	8,006	7,937

Gross profit	1,677	1,596	5,266	4,649

Operating expenses:
Selling, general and administrative	770	842	2,200	2,836
Research and development	85	51	230	158
Restructuring and other charges	—	—	(75)	—

Total operating expenses	855	893	2,355	2,994

Profit from operations	822	703	2,911	1,655

Interest expense	(823)	(789)	(2,444)	(2,297)
Amortization of note discount	—	(420)	(140)	(1,259)
Interest income	98	32	259	87

Interest expense, net	(725)	(1,177)	(2,325)	(3,469)

Net income (loss)	97	(474)	586	(1,814)

Dividends and accretion of discount on redeemable convertible preferred stock	(537)	(453)	(1,584)	(1,331)

Net loss to common shares	$(440)	$(927)	$(998)	$(3,145)

Basic and diluted net loss per common share	$(.09)	$(.20)	$(.21)	$(.66)

Weighted average shares outstanding	4,742,923	4,742,923	4,742,923	4,742,923

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
(In thousands)

	September 30,	September 30,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$586	$(1,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389	421
Amortization of debt issue costs	227	224
Interest accrued on convertible debt and amortization of note discounts	1,854	2,929
Recoveries of doubtful accounts	(30)	(102)
Changes in operating assets and liabilities:
Receivables	(1,134)	(1,217)
Inventories	(643)	441
Prepaid and other assets	(59)	(233)
Accounts payable and accrued expenses	(226)	(532)
Restructuring and other charges	—	(213)
Warranty accrual	(359)	(725)
Deferred revenue	(4)	(73)

Net cash provided by (used in) operating activities	601	(894)

Cash flows (used in) provided by investing activities:
Purchase of equipment	(48)	(20)
Proceeds from sale of equipment	—	92

Net cash (used in) provided by investing activities	(48)	72

Cash flows (used in) provided by financing activities:
(Repayments) proceeds from long-term debt	(80)	550
Repayments of capital lease obligations	(217)	(213)

Net cash (used in) provided by financing activities	(297)	337

Net increase (decrease) in cash and cash equivalents	256	(485)
Cash and cash equivalents at beginning of period	59	488

Cash and cash equivalents at end of period	$315	$3

Supplemental disclosure of non-cash flow information:
Acquisition of leased equipment through a capital lease	$6	$—

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

The Exclusive Marketing Agreement (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company’s parts washing equipment in the United States, Puerto Rico, Canada and Mexico (the “Territory”), and

(b) obligates Safety-Kleen to purchase minimum quantities of the Company’s parts washing equipment for each contract year through December 26, 2005. The initial term of the Exclusive Marketing Agreement is five years ending December 26, 2005 and the Exclusive Marketing Agreement may be extended for two additional five-year terms subject to the parties reaching an agreement in writing as to Safety-Kleen’s minimum purchase commitments for each contract year during any renewal term. Safety-Kleen had until July 29, 2002 to exercise its one-time right to terminate the Exclusive Marketing Agreement effective January 26, 2003. Safety-Kleen did not exercise this termination right and, as a result, the initial term of the Exclusive Marketing Agreement is not terminable except for cause or mutual agreement. The Company retains the rights to sell, lease, rent and service all of the Company’s parts washing equipment outside the Territory and other product lines within the Territory.

The minimum annual sales under the Exclusive Marketing Agreement escalate from 10,000 equivalent units during each of the first two contract years to 12,500 equivalent units in year three (beginning December 26, 2002), 15,000 equivalent units in year four (beginning December 26, 2003) and 18,000 equivalent units in year five (beginning December 26, 2004), at specified prices, including deferred payments on each unit sold, payable in equal installments.

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period and is accounted for as set forth in Note 3 to the condensed financial statements.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen’s continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, extended or restructured, significant amounts of cash will be required, commencing November 30, 2002, to repay long-term debt, interest and the convertible preferred stock.

The Company entered into an agreement on September 30, 2002 to extend the maturity from September 30, 2002 to November 30, 2002 of the Company’s subordinated debt outstanding pursuant to the Loan Agreement, (the “Subordinated Loan Agreement”) with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC, as amended November 10, 2000, November 30, 2000, February 27, 2002 and September 30, 2002.

The Company is currently pursuing a recapitalization through the exchange of all of its outstanding 8.25% Subordinate Convertible Notes due February 23, 2003 (the “Current Junior Notes”) and 16% Promissory Notes due November 30, 2002 (the “Current Secured Notes” and together with the Current Junior Notes, the “Current Securities”). If the exchange is completed, the interest rate on the Current Secured Notes will be reduced to 10% and the maturity of the Current Securities will be extended to December 31, 2005 as more fully detailed below.

Under the proposed Exchange Agreement, the Company would exchange the Current Junior Notes for (i) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of all Current Junior Notes plus all interest accrued thereon, with interest which when due may be added at the Company’s option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash (the “New Junior Partial Cash Pay Notes”), (ii) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of all Current Junior Notes plus all interest accrued thereon, with interest which when due will be added to the principal amount for the life of such notes (the “New Junior PIK Pay Notes” and collectively with the New Junior Partial Cash Pay Notes, the “New Junior Notes”), and (iii) Warrants for the purchase of 750,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The fair market value of the warrants would be charged to unamortized note discount and credited to additional paid-in capital. The discount would be amortized to interest expense over the term of the New Junior Notes.

Also pursuant to the proposed Exchange Agreement, the Company will exchange the Current Secured Notes for Promissory Notes due December 31, 2005 in an aggregate principal amount equal to the sum of 100% of the aggregate principal amount of all Current Secured Notes plus all interest accrued thereon, with interest at 10% per annum.

If the recapitalization is completed, the issuance of the 750,000 warrants to the holders of Current Junior Notes would trigger certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the “Outstanding Warrants”). The holders of the Series D Preferred Stock and Outstanding Warrants have agreed to waive the anti-dilution right in exchange for warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The warrants would be issued upon completion of the recapitalization and the fair market value of the warrants would be charged to unamortized note discount and credited to additional paid-in capital. The discount would be amortized to interest expense over the term of the New Junior Notes.

There can be no assurance the recapitalization will be successfully completed. If the Company is not successful in its recapitalization efforts, it will need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to negotiate extensions or accommodations or obtain the required funds on acceptable terms, if at all.

(3) REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price. Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period. At September 30, 2002, $1,154,000 was included in receivables representing the then current portion of the installment payments and $1,914,000 is due beyond 12 months as reflected in the balance sheet as non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate applied by the Company were to vary by 100 basis points up or down, the Company’s annual income would vary by approximately $34,000.

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

(5) NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 did not materially impact the Company’s financial position and results of operations.

During April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria is met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS No. 144 did not materially impact the Company’s financial position or results of operations.

During June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

(6) COMMITMENTS

In September 2002, the Company entered into agreements with each of the Chief Executive Officer and President which extended both their employment agreements for thirty-six months expiring on December 31, 2005.

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

Safety-Kleen had until July 29, 2002 to exercise its one-time right to terminate the Exclusive Marketing Agreement effective January 26, 2003. Safety-Kleen did not exercise this termination right and, as a result, the initial term of the Exclusive Marketing Agreement, which runs until December 26, 2005, is not terminable except for cause or mutual agreement.

As a result of its distribution alliance with Safety-Kleen, the Company has recognized significant reductions in selling, general and administrative expenses, has reduced its unit cost of production and has transitioned to operating profitability. As of September 30, 2002, the Company has had seven successive quarters of operating profitability.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Revenue increased $405,000, or 10.0%, to $4,452,000 for the three months ended September 30, 2002 from $4,047,000 for the comparable period of 2001. The revenue increase was a result of: (i) a price increase of approximately 3.6% pursuant to the Exclusive Marketing Agreement (ii) 97 additional equivalent units shipped due to timing of orders placed and fulfillment of such orders and (iii) an increase in parts sold to Safety-Kleen. Sales during 2002 and 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement.

Gross margin as a percentage of sales decreased to 37.7% for the three months ended September 30, 2002 from 39.4% for the comparable period of 2001. The decrease in gross margin is primarily due to higher material costs, primarily steel, during the three months ended September 30, 2002.

Selling, general and administrative expenses decreased $72,000 or 8.6% to $770,000 for the three months ended September 30, 2002 from $842,000 for the comparable period of 2001. Reduced expenses included salaries and wages of $33,000, professional fees of $31,000, travel expense of $23,000, depreciation expense of $21,000, investor relations expense of $19,000 and communications expense of $17,000. These reductions were partially offset by an increase in insurance costs of $80,000.

Research and development expenses increased $34,000 or 66.7% to $85,000 for the three months ended September 30, 2002 from $51,000 for the comparable period of 2001. The increase is due primarily to research and development efforts on design, development and testing of the Company’s new SystemOne® Spray Gun Washer. The European model is currently being field tested in Europe while it remains in the development stage.

Operating profit increased $119,000 or 16.9% to $822,000 for the three months ended September 30, 2002 from $703,000 for the comparable period of 2001. This significant improvement is primarily related to increased sales and reduced selling, general and administrative expenses partially offset by a reduction in gross margin, as discussed above, resulting from the Company’s operating under the Exclusive Marketing Agreement and management’s efforts to reduce costs.

Interest expense decreased $386,000 or 31.9% to $823,000 for the three months ended September 30, 2002 from $1,209,000 for the comparable period of 2001. The decrease in interest expense was primarily the result of completing in January 2002 amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and is partially offset by increased debt balances. The Company’s debt instruments bear interest at fixed rates.

Interest income increased $66,000 or 206.3% to $98,000 for the three months September 30, 2002 from $32,000 for the comparable period of 2001. The increase is due primarily to the increase in the deferred payment portion of the sales proceeds resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement.

Dividends and accretion of discount on redeemable convertible preferred stock increased $84,000 or 18.5% to $537,000 for the three months ended September 30, 2002 from $453,000 for the comparable of 2001. The increase is a result of dividends declared and accretion of preferred stock discounts associated with common stock warrants issued to investors.

As a result of the foregoing, the Company incurred a net loss attributable to common shares of $440,000 for the three months ended September 30, 2002 a decrease of $487,000 or 52.5% compared to a net loss attributable to common shares of $927,000 for the three months ended September 30, 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenue increased $686,000, or 5.5%, to $13,272,000 for the nine months ended September 30, 2002 from $12,586,000 for the comparable period of 2001. The revenue increase was a result of: (i) a price increase of approximately 3.6% pursuant to the Exclusive Marketing Agreement (ii) 101 additional equivalent units shipped due to timing of orders placed and fulfillment of such orders and (iii) an increase in parts sold to Safety-Kleen. Sales during 2002 and 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement. Units shipped year-to-date represents 76% of the minimum purchase commitment for 2002 under the Exclusive Marketing Agreement.

Gross margin as a percentage of sales increased to 39.7% for the nine months ended September 30, 2002 from 36.9% for the comparable period of 2001. The increase is due to: (i) higher unit costs of units sold in the first quarter of 2001, which were manufactured during 2000 (ii) lower manufacturing plant overhead cost per unit achieved from greater absorption of fixed costs from higher productions levels, and (iii) lower labor cost per unit due to higher production levels utilizing the same number of employees. The reduced costs per unit were partially offset by higher material costs, primarily steel, during the nine months ended September 30, 2002.

Selling, general and administrative expenses decreased $636,000 or 22.4% to $2,200,000 for the nine months ended September 30, 2002 from $2,836,000 for the comparable period of 2001. Reduced expenses included professional fees of $168,000, travel expense of $112,000, salaries and wages of $105,000, depreciation expense of $69,000 and communications expense of $62,000. The reductions were partially offset by an increase in insurance costs of $133,000.

Research and development expenses increased $72,000 or 45.6% to $230,000 for the nine months ended September 30, 2002 from $158,000 for the comparable period of 2001. The increase is due to the Company focusing research and development efforts on design, development and testing of the European model of the SystemOne® General Parts Washer, the Spray Gun Washer and the Industrial Parts Washer. The European model is currently being field tested in Europe while the Spray Gun Washer and the Industrial Parts Washer remain in the development stage.

Operating profit increased $1,256,000 or 75.9% to $2,911,000 for the nine months ended September 30, 2002 from $1,655,000 for the comparable period of 2001. This significant improvement is primarily related to increased margins and reduced selling, general and administrative expenses resulting from the Company’s transitioning to operating under the Exclusive Marketing Agreement and management’s efforts to reduce costs.

Interest expense decreased $972,000 or 27.3% to $2,584,000 for the nine months ended September 30, 2002 from $3,556,000 for the comparable period of 2001. The decrease in interest expense was primarily the result of completing in January 2002 amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and is partially offset by increased debt at higher interest rates. The Company’s debt instruments bear interest at fixed rates.

Interest income increased $172,000 or 197.7% to $259,000 for the nine months September 30, 2002 from $87,000 for the comparable period of 2001. The increase is due primarily to the increase in the deferred payment portion of the sales proceeds resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement.

Dividends and accretion of discount on redeemable convertible preferred stock increased $253,000 or 19.0% to $1,584,000 for the nine months ended September 30, 2002 from $1,331,000 for the comparable period of 2001. The increase is a result of dividends declared and accretion of preferred stock discounts associated with common stock warrants issued to investors.

As a result of the foregoing, the Company incurred a net loss attributable to common shares of $998,000 for the nine months ended September 30, 2002 a decrease of $2,147,000 or 68.3% compared to a net loss attributable to common shares of $3,145,000 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $1,495,000 to $601,000 for the nine months ended September 30, 2002, from net cash used in operating activities of $894,000 for the comparable period of 2001. The increase is primarily attributable to a decrease in net loss of $2,400,000. Increased cash flows from operating activities were offset by: (i) an increase in receivables of $1,134,000, (ii) an increase in inventory of $643,000, (iii) a decrease in accounts payable and accrued expenses of $226,000 and (iv) a reduction in warranty accrual of $359,000. The increase in receivables is from Safety-Kleen and relates primarily to the portion of the sales price which is payable in equal installments over a 12 quarter period which increases as more units are shipped as well as increased sales levels. The increase in inventory is largely due to a build up of finished goods inventory in preparation for: (i) a planned production holiday during the fourth quarter and (ii) potential unplanned production shut down due to Florida’s fall hurricane season. The reduction in warranty accrual is due to depletion of warranty labor costs accrued in the fourth quarter of 2000 relating to transitioning warranty service to Safety-Kleen.

Net cash used in investing activities increased $120,000 to $48,000 for the nine months ended September 30, 2002 from net cash provided by investing activities of $72,000 for the comparable period of 2001. The change primarily resulted from investing in equipment during the first three quarters of 2002 while selling parts washers held by the Company as rental equipment to Safety-Kleen in the first quarter of 2001.

Net cash used in financing activities increased $634,000 to $297,000 for the nine months ended September 30, 2002 from net cash provided by financing activities of $337,000 for the comparable period of 2001. The change occurred due to reduced activity on the Revolving Credit Loan Agreement (Senior Revolver) during 2002 compared to 2001. The Company did not borrow funds on the Senior Revolver during 2002 compared to draws of $550,000 during 2001. Also, the Company repaid $80,000 on the Senior Revolver during 2002 and nothing in 2001.

At September 30, 2002, the Company had a working capital deficiency of $28,972,000 and cash and cash equivalents of $315,000, compared to a working capital deficiency of $3,606,000 and cash and cash equivalents of $59,000 at December 31, 2001. The decrease in working capital resulted from an increase in the current installments of long-term debt and obligations under capital leases by $27,169,000 from $4,129,000 at December 31, 2001 to $31,298,000 at September 30, 2002. The increase is due to a shift from long term to current maturity of the 8.25% Subordinated Convertible Notes, which mature in February 2003 and the Senior Revolver, which matures in May 2003.

The Company’s material short-term financial commitments include the scheduled maturities of its promissory notes under the Subordinated Loan Agreement in November 2002 and its 8.25% Subordinated Convertible Notes due in February 2003. Additional obligations include lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $45,000 per month), installment payments for financed manufacturing equipment (approximately $26,000 per month), interest payments on the Company’s 8.25% Subordinated Convertible Notes which can be paid by issuance of additional notes, (the “Notes”) (approximately $176,000 per month), interest under the Subordinated Loan Agreement which accrues and is due at maturity (approximately $43,000 per month), interest payments on its Senior Revolver (up to approximately $44,000 per month). Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be satisfied by issuance of additional shares.

The Company’s primary sources of cash are proceeds from its sales to Safety-Kleen and the Senior Revolver. Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. To date, Safety-Kleen has not filed a restructuring plan with the bankruptcy court. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement, as defined, plus an amount based on the Company’s receivables and inventory. As of September 30, 2002, there was approximately $330,000 credit available on the Senior Revolver.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen’s continued performance, if none of the outstanding debt and convertible preferred stock is converted to common stock, extended or restructured, significant amounts of cash will be required, commencing in November 2002, to repay long-term debt, interest and convertible preferred stock as follows:

	DEBT PLUS INTEREST	PREFERRED STOCK	TOTAL

2002	$4,576,243	$—	$4,576,243
2003	27,518,354	—	27,518,354
2004	—	20,397,600	20,397,600

Total	$32,094,597	$20,397,600	$52,492,197

The Company entered into an agreement on September 30, 2002 to extend the maturity from September 30, 2002 to November 30, 2002 of the Company’s subordinated debt outstanding pursuant to the Loan Agreement, (the “Subordinated Loan Agreement”) with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC, as amended November 10, 2000, November 30, 2000, February 27, 2002 and September 30, 2002.

The Company is currently pursuing a recapitalization through the exchange of all of its outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 (the “Current Junior Notes”) and 16% Promissory Notes due November 30, 2002 (the “Current Secured Notes” and together with the Current Junior Notes, the “Current Securities”). If the exchange is completed, the interest rate on the Current Secured Notes will be reduced to 10% and the maturity of the Current Securities will be extended to December 31, 2005 as more fully detailed below.

Under the proposed Exchange Agreement, the Company would exchange the Current Junior Notes for (i) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of all Current Junior Notes plus all interest accrued thereon, with interest which when due may be added at the Company’s option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash (the “New Junior Partial Cash Pay Notes”), (ii) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of all Current Junior Notes plus all interest accrued thereon, with interest which when due will be added to the principal amount for the life of such notes (the “New Junior PIK Pay Notes” and collectively with the New Junior Partial Cash Pay Notes, the “New Junior Notes”), and (iii) Warrants for the purchase of 750,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The fair market value of the warrants would be charged to unamortized note discount and credited to additional paid-in capital. The discount would be amortized to interest expense over the term of the New Junior Notes.

Also pursuant to the proposed Exchange Agreement, the Company would exchange the Current Secured Notes for Promissory Notes due December 31, 2005 in an aggregate principal amount equal to the sum of 100% of the aggregate principal amount of all Current Secured Notes plus all interest accrued thereon, with interest at 10% per annum.

If the recapitalization is completed, the issuance of the 750,000 warrants to the holders of Current Junior Notes would trigger certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the “Outstanding Warrants”). The holders of the Series D

Preferred Stock and Outstanding Warrants have agreed to waive the anti-dilution right in exchange for warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The warrants would be issued upon completion of the recapitalization and the fair market value of the warrants would be charged to unamortized note discount and credited to additional paid-in capital. The discount would be amortized to interest expense over the term of the New Junior Notes.

There can be no assurance the recapitalization will be successfully completed. If the Company is not successful in its recapitalization efforts, it will need to obtain new debt or equity capital to fund all or part of the required payments. There is no certainty that the Company would be able to negotiate extensions or accommodations or obtain the required funds on acceptable terms, if at all. If the Company is unsuccessful in these efforts, its financial condition and results of operations would be harmed.

The Company is required to issue an additional 942,858 warrants to the holders of its Secured Notes if the Company (i) sells debt or equity securities, or debt securities convertible into equity securities, or incurs debt with a final scheduled maturity date more than twelve months after issuance or incurrence providing gross cash proceeds to the Company in an amount equal to or greater than the outstanding principal amount of the Secured Notes or (ii) enters into a merger, consolidation, sale of all or substantially all of its assets or other business combination transaction with a party that prior to such transaction owns less than 25 percent of the voting power of the Company’s outstanding equity securities. The fair market value of the warrants will be charged to operations at the time the warrants are issued.

In September 2002, the Company entered into agreements with each of the Chief Executive Officer and President which extended both their employment agreements for thirty-six months expiring on December 31, 2005.

The Company has suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its former direct national marketing and distribution organization, and has a net capital deficiency. As of September 30, 2002, the Company’s accumulated deficit totaled $62,448,000. Due to the Company’s past losses from operations; its accumulated capital deficit; and the uncertainties associated with (a) the Exclusive Marketing Agreement, including that Safety-Kleen has not yet emerged from bankruptcy proceedings, and (b) the Company’s ability to raise additional capital that may be required to meet maturities of long-term debt and convertible preferred stock, commencing in November 2002, the Company’s independent auditors included an explanatory paragraph in their report on the Company’s financial statements for the year ended December 31, 2001 which states, “there is substantial doubt about the Company’s ability to continue as a going concern.”

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

Item 3. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s Chief Executive Officer and Director of Finance and Administration (principal financial accounting officer) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     Please Refer to the Certifications by the Company’s Chief Executive Officer and Director of Finance and Administration (principal financial accounting officer) following the signature page of this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit	Number Description

10.1	Amendment to employment agreement of Paul I. Mansur dated September 24, 2002.

10.2	Amendment to employment agreement of Pierre G. Mansur dated September 24, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

Form 8-K filed with the Securities and Exchange Commission on June 28, 2002.

Form 8-K filed with the Securities and Exchange Commission on July 31, 2002.

Form 8-K filed with the Securities and Exchange Commission on September 30, 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SystemOne Technologies Inc.

Date: November 14, 2002	/s/ PAUL I. MANSUR

PAUL I. MANSUR Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	/s/ STEVEN M. HEALY

STEVEN M. HEALY Director of Finance and Administration (Principal Financial Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul I. Mansur, Chief Executive Officer of SystemOne Technologies Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of SystemOne Technologies Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Paul I. Mansur

Paul I. Mansur Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Steven M. Healy, Director of Finance and Administration (Principal Financial Officer) of SystemOne Technologies Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of SystemOne Technologies Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Steven M. Healy

Steven M. Healy Director of Finance and Administration (Principal Financial Officer)