Form 10KSB
period 2002-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2003-03-31
CIK 934851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                          Commission file no. 000-21325

                           SYSTEMONE TECHNOLOGIES INC.
                 (Name of Small Business Issuer in Its Charter)

                     Florida                                                    65-0226813
----------------------------------------------------------- ----------------------------------------------------
             (State of Incorporation)                              (I.R.S. Employer Identification No.)

                8305 N.W. 27th Street
                      Suite 107
                  Miami, Florida                                                   33122
----------------------------------------------------------- ----------------------------------------------------
(Address of Registrant's Principal Executive Offices)                           (Zip Code)


                                                 (305) 593-8015
                 -------------------------------------------------------------------------------
                                (Issuer's Telephone Number, Including Area Code)



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $17,719,726

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 25, 2003 was $2,845,754 computed by reference to the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board on such date.

As of March 25, 2003, there were 4,742,923 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III, Items 9-12, is incorporated by reference from the Registrant's definitive proxy statement (to be filed within 120 days after the end of the Registrant's fiscal year).

              Preliminary Note Regarding Forward Looking Statements

The following items contain certain "forward-looking statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the expectations or beliefs of SystemOne Technologies Inc. (the "Company"), including, but not limited to, statements concerning (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's continued growth and operating strategy; and
(iii) trends in governmental regulation. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "continue," "project," "target," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned that any such forward looking statements are not guarantees of future performance, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained herein, including without limitation the information set forth under the headings "Management's Discussion and Analysis or Plan of Operation," and "Business," identifies important factors that could cause such differences. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen Systems, Inc., a wholly owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), under the Marketing and Distribution Agreement that the Company entered into with Safety-Kleen on November 14th, 2000, as amended and restated as of March 8, 2001 (the "Exclusive Marketing Agreement"), the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products the ability of the Company to successfully market and sell its products in International markets and commercialize new products under development, as well as other factors more fully described herein. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. Safety-Kleen filed a restructuring plan with the bankruptcy court in November 2002.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

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

The Company was incorporated as Mansur Industries Inc. in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996 and began to generate significant revenue from product sales in 1997. The Company's operating expenses, however, increased significantly between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. As a result, the Company could not sustain the cost of this marketing and distribution organization, and elected to enter into an exclusive marketing agreement as described below under "Exclusive Marketing Agreement with Safety-Kleen" and began shipping SystemOne(R) parts washer equipment in January 2001. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

RECENT DEVELOPMENTS

In June 2002, the Company began the process of attaining ISO 9001:2000 certification. ISO 9001:2000 is part of a family of international quality standards which require the Company to establish and maintain a quality system. The Company's quality system will include internal quality audits, corrective and preventive action systems, management review and continual third party assessments. This quality system is being implemented to ensure maximum customer satisfaction. The Company expects to be certified by Perry Johnson, Inc., a training, consulting and implementation firm, in the 2nd quarter of 2003.

In December 2002, the Company completed an exchange of its then outstanding (1) 8.25% Subordinated Convertible Notes due February 23, 2003, and (2) 16% Promissory Notes due November 30, 2002 for now outstanding (x) 8.25% Subordinated Convertible Notes due December 31, 2005, (y) 10% Promissory Notes due December 31, 2005, and (z) warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share. See "Liquidity and Capital Resources" for a detailed discussion of the exchange.

The Company entered into an agreement on February 15, 2003 to extend the maturity from May 30, 2003 to May 30, 2005 of the Company's Senior Revolver (as defined below).

EXCLUSIVE MARKETING AGREEMENT WITH SAFETY-KLEEN

On November 14, 2000, the Company entered into the Exclusive Marketing Agreement with industry leader Safety-Kleen representing a major strategic shift in direction and focus for the Company. Safety-Kleen had a one time right to terminate the Exclusive Marketing Agreement, exercisable prior to July 2002, but chose not to exercise the right. As a result, the initial term of the Exclusive Marketing Agreement will continue through December 26, 2005, unless terminated sooner for cause or by mutual agreement. By joining with Safety-Kleen, the Company united its proprietary breakthrough technologies with the industry market leader for the past 30 years, providing both companies with significant competitive advantages. Pursuant to the Exclusive Marketing Agreement, 100% of the Company's domestic sales of SystemOne(R) Parts Washers are to Safety-Kleen.

Under the Exclusive Marketing Agreement, Safety-Kleen was appointed the exclusive distributor of SystemOne(R) parts washer equipment in the United States, Puerto Rico, Canada and Mexico (the "Territory"). Safety-Kleen commenced marketing the Company's products throughout Safety Kleen's 158 branches across North America in January 2001. The Company has retained the right to distribute its equipment outside of the Territory as well as the right, subject to a right of first offer for Safety-Kleen under certain circumstances, to market newly developed industrial and commercial parts washers through other distribution channels.

December 26, 2002 began the third year of the Company's relationship with Safety-Kleen under the Exclusive Marketing Agreement. For the third year, Safety-Kleen's minimum annual purchase requirement has increased from 10,000 units (although the Company shipped slightly more units in each prior year) to 12,500 units. In the fourth and fifth years, minimum annual purchases will increase to 15,000 and 18,000 units, respectively. Approximately 88% of the unit price payable by Safety-Kleen is due within 30 days after shipment with the balance payable to the Company in 12 quarterly installments. The price charged to Safety-Kleen is determined annually based on actual manufacturing costs incurred during a three month period during the latter part of the previous year.

Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for previously sold SystemOne(R) Parts Washers through the remaining warranty periods. The Company is responsible for any replacement parts needed for warranty repairs. The Company agreed to pay Safety-Kleen a total fee of $500,000 for such assumption. The remaining balance of the $500,000 fee as of December 31, 2002 was $75,000, payable in equal monthly installments of $25,000 through March 2003. In addition, the Company will maintain a call center to receive and track certain warranty calls.

RESULTS OF RESTRUCTURING

Operations under the Exclusive Marketing Agreement with Safety-Kleen began December 26, 2000. At that time, Safety-Kleen became the exclusive distributor of certain SystemOne(R) parts washer equipment in the Territory and assumed responsibility for all service, maintenance and repair responsibilities for previously sold SystemOne(R) parts washers. In connection with the Exclusive Marketing Agreement, the Company restructured its operations beginning in November 2000 with a major emphasis on eliminating its national sales and service infrastructure. The restructuring is complete and the Company accomplished the following results:

o Closed 57 service centers and terminated all real estate leases for those centers. The Company currently has no obligation or commitment with respect to its former service centers.

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

o Subleased all service trucks to Safety-Kleen beginning March 15, 2001 through the termination of the original leases, all of which terminated by February 28, 2002. The Company currently has no obligation or commitment with respect to its former fleet of service trucks.

o Transported and consolidated all finished goods, raw material and service parts inventory from the Company's 57 service centers to the Company's Miami, Florida facility.

Higher and consistent production levels have allowed the Company to more efficiently utilize its production facility thereby lowering per unit manufacturing costs. Additionally, the Exclusive Marketing Agreement requires Safety-Kleen to purchase 1/12th of each contract year's minimum purchase commitment per month enabling the Company to maximize manufacturing efficiency and minimize raw material and finished goods inventory levels.

INDUSTRY AND COMPETITION

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

The industrial parts cleaning industry is highly competitive and dominated by Safety-Kleen. The Company believes that Safety-Kleen services a dominant portion of the parts washing machines currently in use and that no other competitor accounts for more than 10% of the parts washer market in the United States. While historically Safety-Kleen has been the Company's primary competitor, by entering into the Exclusive Marketing Agreement, the Company's general parts washer product line is now marketed through Safety-Kleen's marketing system consisting of 158 branches servicing approximately 400,000 customers according to information provided by Safety-Kleen.

The Company is not aware of any competitor that is currently marketing a recycling parts washer at comparable pricing to the Company's SystemOne(R) products. Certain of the Company's target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone machines capable of distilling solvent. Although there is a wide variety of such machinery currently available to the public, the Company believes that the SystemOne(R) Washers compare favorably with the popular but technologically outdated, non-recycling products of its competitors on the basis of, among other things: (i) delivery of pure solvent "on demand"; (ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws; (iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and
(vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

In addition to the industrial parts cleaning industry, the Company will attempt to access the automotive and industrial painting industry with the release of the "Slider", its paint and coatings spray gun washer, which is expected in the second quarter of 2003. The Company has identified two markets within these industries for which the spray gun washer will be well suited.

The Company estimates there are approximately 42,000 paint and body shops in the United States currently holding painting permits. Approximately 79% of these paint and body shops are individually owned small businesses and are single location operations. Market research indicates that these shops decide whether to purchase equipment based on recommendations from manufacturer's agents, as well as three criteria, quality, price and ease of use. The Company's new spray gun washer has been designed to meet all three criteria.

Pursuant to the Exclusive Marketing Agreement, Safety-Kleen has a right of first offer to purchase and distribute the "Slider" for the Company and the Company has notified Safety-Kleen of the commercial availability of the "Slider". If Safety-Kleen does not elect to purchase and distribute the "Slider," the Company plans to exploit the paint and body shop market through the use of highly trained, industry known and accepted manufacturer's agents. The Company has identified approximately 35,000 original equipment manufacturers (OEM) which operate in the industrial painting business which are permitted for in-house spray painting.

For product & equipment purchasing recommendations, the OEM industrial coatings market segment relies primarily on established business relationships with a group of manufacturer's agents that specialize in spray painting equipment engineering, design, sales, installation & service. The Company plans to utilize these agents to introduce the Slider to the industrial business segment.

Although the Company has conducted extensive research regarding the potential market for the Slider, there can be no assurance that this new product will gain customer acceptance or that the Company's marketing plans will prove to be successful. Furthermore, the market for spray gun cleaning equipment is competitive and other manufacturers of such equipment may have greater financial resources than the Company.

STRATEGY

The Company's strategy is to continue its focus on the research, design, development, manufacture and sale of its SystemOne(R) Washers. The Company believes that its products have achieved significant market penetration because of the technological, economic and environmental advantages of the Company's products over competitive equipment. The Company plans to place strong emphasis in 2003 on the following initiatives:

EXPAND PRODUCT LINE. The Company expects to broaden its industrial parts cleaning product line with the commercial launch of the Slider, the Company's new paint and coatings spray gun washer, during the second quarter of 2003, although, as with any new product, unanticipated design or production problems could delay such introduction. See "Products". The Company has obtained patent protection, developed prototypes, conducted extensive testing and has begun production of this new product.

EXPAND INTO INTERNATIONAL MARKETS. The Company believes that opportunities exist for international sales of the SystemOne(R) product line. The Company is currently exploring distribution opportunities in international markets through distribution agreements, although there can be no assurance that the Company will be able to enter into acceptable international distribution agreements on profitable terms. The European market, a potential new market for the Company's product lines, is a highly fragmented market with only one significant operator, Safety-Kleen Europe Limited (not affiliated with Safety-Kleen Corp.) with approximately 125,000 installed units throughout Europe. As of the date hereof, the Company had no international sales.

PRODUCTS

The Company's entire product line is made up of self-contained recycling industrial cleaning equipment. These products incorporate proprietary waste minimization technology for which the Company has obtained patent protection. Except as stated below, all of these products are available for commercial sale. All of the Company's products utilize technology that (i) provides continuously recycled cleaning solution during the cleaning process, (ii) eliminates the necessity for continual replacement and disposal of contaminated cleaning solution and (iii) facilitates practical and cost effective compliance with demanding environmental laws and regulations.

SYSTEMONE(R) GENERAL PARTS WASHER was the first of the Company's products to be available in commercial quantities. The SystemOne(R) General Parts Washer provides users with pure mineral spirit solvent "on demand" for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle the used solvent within the unit. This process allows the solvent to be perpetually used and reused without the need for off-site processing, minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent. The markets for SystemOne(R) General Parts Washers are automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category requiring small parts cleaning. This product line is currently distributed by Safety-Kleen under the Exclusive Marketing Agreement.

SYSTEMONE(R) MOBILE WASHER is a mobile telescoping mini-parts washer designed specifically as an auxiliary unit to the SystemOne(R) General Parts Washer. The SystemOne(R) Mobile Washer may be placed directly under the automobile being serviced and provides clean solvent on demand to the user by utilizing the SystemOne(R) General Parts Washer to distill the contaminated solvents.

SYSTEMONE(R) "SLIDER" SPRAY GUN WASHER, scheduled for commercial introduction in the second quarter of 2003, the Slider incorporates the Company's recycling/reclamation capabilities for paint thinner recovery. The target markets for paint and coatings spray gun washers consist of automotive, aviation and marine paint shops and all general manufacturing operations that maintain spray painting and spray on coatings operations. The Company anticipates that the auto painting industry will represent a substantial market. The SystemOne(R) Spray Gun Washer facilitates compliance with rigorous environmental disposal regulations for the paint and coatings industries.

MANUFACTURING AND SUPPLY OF RAW MATERIALS

The Company currently leases a 62,000 square foot facility located in Miami, Florida which serves as the Company's executive office, manufacturing and research facility. All of the Company's manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne(R) Washers at this facility is approximately 25,000 units on two full shifts, more than sufficient to meet the Safety-Kleen minimum volume commitment of 18,000 units in the fifth year of the initial term of the Exclusive Marketing Agreement. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities. The facility is leased through October 2005 and the lease provides two renewal terms of three years each, exercisable at the Company's option upon six months prior written notice. In the second quarter of 2002, the Company was leasing 75,000 square for its Miami facility and returned approximately 13,000 square feet of idle capacity to the landlord. Also, in the third quarter of 2002, the Company was able to negotiate a lower rental rate for the existing 62,000 square feet leased.

The SystemOne(R) Washers are assembled from raw materials and components all of which the Company believes are readily obtainable in the United States. The Company believes that it is not dependent upon any of its current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne(R) Washers. The Company currently procures raw materials and components for its SystemOne(R) Washers from approximately 40 sources.

MARKETING AND DISTRIBUTION

See "Item 1 Description of Business -- Exclusive Marketing Agreement with Safety-Kleen" which is incorporated herein by reference for a discussion of the Company's marketing and distribution of the SystemOne(R) General Parts Washer within the Territory.

The Company expects that its spray gun washer will be commercially available in the second quarter of 2003. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen has a right of first offer, under certain circumstances, to market the Company's newly developed industrial and commercial parts washers in the Territory, including the spray gun washer, through its distribution channels. If Safety-Kleen elects not to exercise its right of first offer and does not market the spray gun washers for the Company on an exclusive basis, then the Company plans to instead use established manufacturer's agents. The most promising markets for distribution of the spray gun washer are paint and body shops and OEM industrial coating operations. See "Item 1 Description of Business -- Industry and Competition" which is incorporated herein by reference for a discussion of the market for the Company's parts washers.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

The Company has been awarded 11 United States patents for its product line including its SystemOne(R) General Parts Washer (four patents), Power Spray Washer, Spray Gun Washer, Immersion Washer, Floor Washer, MiniDisposer (thermal oxidizer) and Vapor Recovery System. The Company applies for patents as appropriate. The Company's patents on its principal product, the SystemOne(R) General Parts Washer, have terms that commenced September 1994 and continue through September 2015. The Company currently has three patents pending relating to the Spray Gun Washer, an Advanced Vapor Recovery System and a parts washer incorporating Rapid Heat Technology. The Company also holds eight foreign patents in Canada, Mexico and Japan relating to its SystemOne(R) technologies and has seven additional foreign patents pending in Europe, Canada, Mexico and Japan.

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

The Company has received federal trademark registrations with respect to the mark "SystemOne(R)" and design and Qsol(R) mark and design for the Company's proprietary solvent formulas.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Although the Company has and expects to continue to have confidentiality agreements with certain employees and vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. Because the Company believes that its proprietary information is important to its business, failure to protect such information could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and the Company will seek to retain what it perceives as its technological superiority over competitors' products. In this regard, the Company intends to continue to seek means of refining and improving its SystemOne(R) Washers. In order to keep pace with the rate of technological change, the Company also intends to devote considerable resources in time, personnel and funds on research and development for future products and improvements to existing products. The Company recognizes that many of its competitors have far greater financial resources than the Company which may be devoted to research and development and there can be no assurance that the Company will maintain a technological advantage over its competitors. Additionally, although there can be no assurance that the Company will develop new products capable of commercialization, the Company intends to continue its programs to develop new products, some of which may utilize the Company's patented products and processes.

Research and development expenditures increased 45% from $221,421 in 2001 to $320,083 in 2002. The increase is primarily due to upgrading engineering software and hardware, increased expenditures for materials necessary to develop equipment and an increase in salaries for the Company's engineers.

The Company's engineering team is currently working on four projects: upgrading the SystemOne(R) General Parts Washer which includes related plant retooling, finalizing development of the European model of the SystemOne(R) General Parts Washer, finalizing development of the SystemOne(R) Spray Gun Washer and implementing the ISO 9001:2000 quality process.

The Company is currently working on upgrading the SystemOne(R) General Parts Washer. The upgraded model will feature improved performance and internal components, a smaller "foot print" that will require less valuable floor space and allow for easier mobility. To begin production of the upgraded model, retooling of some of the Company's equipment will be required. The Company plans to launch this upgraded model in the second quarter of 2003. Costs incurred for the year ended December 31, 2002 on the upgraded model are approximately $53,000 and the Company estimates that it will incur additional costs of approximately $82,000 in 2003 to complete the model.

The Company has largely completed the design and development of the European model of the SystemOne(R) General Parts Washer and it has been field tested in Europe by two prospective distributors. The Company anticipates commencing commercial sales of the unit in the second quarter of 2003 provided that an acceptable distribution agreement can be entered into, of which there can be no assurance. Costs incurred for the year ended December 31, 2002 were approximately $53,000 and the Company estimates that it will incur additional costs of approximately $54,000 in 2003 to complete final design and production arrangements.

The Company has completed the design and development of the SystemOne(R) Spray Gun Washer and it will be field tested in March 2003. The Company also anticipates commencing commercial sales of the unit in the second quarter of 2003, provided that an acceptable distribution agreement can be entered into. See "Item 1 Description of Business -- Industry and Competition" which is incorporated herein by reference for a discussion of the Company's potential distributors. Costs incurred for the year ended December 31, 2002 related to the Spray Gun Washer were approximately $160,000 and the Company estimates that it will incur additional costs of approximately $109,000 in 2003 to complete testing, final design and production tooling. The Spray Gun Washer utilizes the same core resource recovery technology as the General Parts Washer and the Company does not anticipate any significant technological issues although there can be no assurance that field testing will not reveal unanticipated problems.

The Company began implementation of ISO 9001:2000 during 2002 to attain certification. ISO 9001:2000 is part of a family of international quality standards which require the Company to establish and maintain a quality system. The Company's quality system will include internal quality audits, corrective and preventive action systems, management review and continual third party assessments. The Company expects to be certified by Perry Johnson, Inc., a training, consulting and implementation firm, the 2nd quarter of 2003. Costs incurred relating to the certification were approximately $53,000 in 2002 and the Company estimates that the cost to complete the project in 2003 will be approximately $82,000. This quality system is being implemented to ensure maximum customer satisfaction, but is not currently required for domestic or international sales.

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

Federal, state and many local governments have adopted regulations governing the handling, transportation and disposal of mineral spirit solvents. On the federal level, under the Hazardous Materials Transportation Act ("HMTA"), the United States Department of Transportation has promulgated requirements for the packaging, labeling and transportation of mineral spirits in excess of specified quantities. Relative to the handling and disposal of mineral spirits, many states and local governments have established programs requiring the assessment and remediation of improper discharges of hazardous materials into the environment. Liability under such programs is possible for improper release of mineral spirits in violation of applicable standards. Civil penalties and administrative costs may also be imposed for such violations. The Company's products do not require the transportation of mineral spirits that necessitate compliance with HMTA requirements providing significant economic benefits.

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

The Company believes that the ability to manage its residue by-product as used oil rather than as a hazardous waste is economically attractive to the Company's customers for a number of reasons. The Company believes that substantially all of its target equipment users currently have established systems for the handling, transportation, recycling and/or disposal of used oil. Accordingly, the classification of the residue as used oil enables the Company's customers to dispose of or recycle the residue at no significant additional cost and avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system. Even if the residue by-product were required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne(R) Washers effect a substantial reduction in the volume of waste product requiring disposal would still serve to significantly reduce disposal costs.

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

EMPLOYEES

As of February 7, 2003, the Company had a total of 76 full time employees. This represents a significant reduction in staff from the approximately 242 employees the Company had prior to restructuring in 2000. This reduction is the direct consequence of the major corporate wide restructuring resulting from the Exclusive Marketing Agreement described above. The Company plans to maintain its current corporate staff of approximately 28 personnel including corporate management, research and development and field product support, and a manufacturing staff of approximately 48 employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices and its manufacturing and research and development facilities in a 62,000 square foot building located in Miami, Florida. The initial term of the lease for this facility expires October 3, 2005. This lease provides for two renewal terms of three years each and is exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments are approximately $441,000, subject to an annual 3.0% increase, plus the Company must pay all utility charges and the Company's proportionate share of the facilities maintenance and operating expenses. The Company has the right to cancel this lease upon three months' prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities.

All of the Company's manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne(R) Washers at this facility is approximately 25,000 units on two full shifts, more than sufficient to meet the Safety-Kleen minimum volume commitment of 18,000 units in the fifth year of the initial term of the Exclusive Marketing Agreement. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's securities were delisted from the Nasdaq SmallCap Market on May 8, 2001. The Company's securities are now quoted on the OTC Electronic Bulletin Board under its symbol STEK.OB.

The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by Nasdaq SmallCap Market through May 8, 2001 and the OTC Electronic Bulletin Board subsequent to such date. The Nasdaq SmallCap Market and OTC Electronic Bulletin Board quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                       HIGH BID PRICE          LOW BID PRICE
                                       --------------          -------------
          2002
          Fourth Quarter                  $0.900                 $0.600
          Third Quarter                   $1.500                 $0.850
          Second Quarter                  $2.080                 $1.500
          First Quarter                   $2.300                 $2.040

          2001
          Fourth Quarter                  $2.850                 $1.300
          Third Quarter                   $2.250                 $1.200
          Second Quarter                  $2.650                 $1.000
          First Quarter                   $2.594                 $1.000

As of December 31, 2002, there were 40 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 25, 2003, the closing bid price of the Common Stock was $.60 per share.

To date, the Company has not declared or paid any dividends on its Common Stock. Pursuant to the terms of the Company's outstanding Convertible Subordinated Notes, its Senior Revolver (as defined below), the Subordinated Loan Agreement (as defined below) and outstanding series of preferred stock, the Company may not declare or pay any dividends or make any other distributions, except dividends or distributions payable in equity securities. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, contractual restrictions and other relevant factors. The Board does not intend to declare any dividends on the Company's common stock in the foreseeable future, but instead intends to retain future earnings, if any, for use in the Company's business operations and to make principal and interest payments on the Company's outstanding indebtedness.

The following table includes the following information as of December 31, 2002 for the Company's Executive Incentive Plan, which is its only equity incentive compensation plan.

         o The number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a));

         o The weighted-average exercise price of the outstanding options, warrants and rights disclosed (column (b)); and

         o Other than securities to be issued upon exercise of the outstanding options, warrants and rights disclosed in column (a), the number of securities remaining available for future issuance under the plan.

                      EQUITY COMPENSATION PLAN INFORMATION

                                   Number of Securities to       Weighted-average          Number of Securities remaining
                                   be issued upon exercise       exercise price of       available for future issuance under
                                   of outstanding options,     outstanding options,     equity compensation plans (excluding
                                     warrants and rights        warrants and rights      securities reflected in column (a))
                                          Column (a)                Column (b)                       Column (c)
--------------------------------- --------------------------- ------------------------ ----------------------------------------
Executive Incentive Plan.....              533,716                     $7.77                           216,284
--------------------------------- --------------------------- ------------------------ ----------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's audited financial statements, including the notes thereto, contained elsewhere in this report.

GENERAL

The Company was incorporated in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996. The Company first began to generate significant revenue from product sales in 1997 followed by increased operating expenses between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. However, revenue growth did not match the increase in costs.

Shifting its strategy in late 2000, the Company appointed Safety-Kleen the exclusive distributor for SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico (the "Territory") under the Exclusive Marketing Agreement. This strategic shift has allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company's operating expenses. The Company retained five regional service managers strategically located throughout the country to provide technical expertise to Saftey-Kleen personnel as needed.

The Company began shipping SystemOne(R) parts washer equipment to Safety-Kleen in January 2001 and immediately began to benefit from lower manufacturing cost per unit due to higher production volume as well as lower selling, general and administrative cost resulting from the elimination of its national direct sales and service infrastructure. The Company recognized an operating profit of $405,000 in the first quarter of 2001, its first operating profit in fourteen quarters. Additionally, the Company has reported eight successive quarters of operating profitability during 2001 and 2002.

The Company's transition to operating profitability resulted from streamlining its operations by eliminating substantial selling, general and administrative costs and reducing its cost of production. The Company's agreement with Safety-Kleen will remain in effect, unless terminated earlier by mutual agreement of the parties or as a result of a material breach by one party, through December, 2005, as a result of Safety-Kleen's decision not to exercise its one-time right to terminate the Exclusive Marketing Agreement without cause which expired in July 2002. In the fourth quarter of 2002, the Company effected a restructuring of its outstanding subordinated indebtedness and extended the mandatory redemption date of its preferred stock. Also in the first quarter of 2003, the Company extended the maturity of its senior revolving credit facility. See further discussion regarding of the Company's indebtedness and the restructuring below in "Liquidity and Capital Resources".

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

RESULTS OF OPERATIONS

The Company sold approximately 10,218 SystemOne(R) General Parts Washers during 2002 compared to 10,053 units in 2001. Revenue increased by $674,414, or 4.0%, to $17,719,726 for the year ended December 31, 2002 from $17,045,312 for the year ended December 31, 2001. The revenue increase resulted from a price increase of approximately 3.6% pursuant to the Exclusive Marketing Agreement and the shipment of an additional 165 equivalent units due to timing of orders placed and fulfillment of such orders. Sales during 2002 and 2001 were entirely to Safety-Kleen pursuant to the Exclusive Marketing Agreement.

Gross profit as a percentage of sales was 38.4% and 36.6% for the years ended December 31, 2002 and 2001, respectively. The increase in gross profit was due to higher unit costs of units sold in the first quarter of 2001, which were manufactured during 2000 and a price increase in 2002 of approximately 3.6% pursuant to the Exclusive Marketing Agreement. These factors were partially offset by higher material costs, primarily steel, during the year ended December 31, 2002, which adversely impacted gross profit margins by approximately 1.6%.

Selling, general and administrative expenses decreased $870,051 or 23.8% to $2,780,574 for the year ended December 31, 2002 from $3,650,625 for the comparable period of 2001. The decrease is primarily attributable to higher administrative costs incurred during the year ended 2001 in which the Company was transitioning to operate under the Exclusive Marketing Agreement. Reductions in expenses incurred in 2002 as compared to 2001 include professional fees of approximately $244,000, travel expenses of approximately $140,000, communication expenses of approximately $80,000, taxes, fees and licenses of approximately $78,000, facility rent of approximately $77,000 and wages and salaries of approximately $130,000. The reductions in expenses were partially offset by an increase in health insurance of approximately $61,000 and an increase in workers' compensation costs of approximately $58,000.

Research and development expenses increased by $98,662 or 44.6% from $221,421 for the year ended December 31, 2001 to $320,083 for the year ended December 31, 2002. The increase is primarily due to upgrading engineering software and hardware, increased expenditures for supplies necessary to develop new and enhanced products (see Item 1 -Description of Business - Research and Development) and an increase in wages for the Company's engineers. For 2003, the Company expects to expend approximately the same amount as in 2002 with emphasis on new and enhanced products.

The Company's engineering team is currently working on four projects: upgrading the SystemOne(R) General Parts Washer which includes related plant retooling, finalizing development of the European model of the SystemOne(R) General Parts Washer, finalizing development of the SystemOne(R) Spray Gun Washer and implementing the ISO 9001:2000 quality process.

 Restructuring and other charges were related to the plan of restructuring initiated in the fourth quarter of 2000 related to the Exclusive Marketing Agreement. Changes in estimates were comparable during 2002 and 2001. The restructuring is complete as described in footnote 11 of the financial statements. The remaining reserve as of December 31, 2001 was reversed into income in the second quarter of 2002.

The Company recognized operating profit of $3,777,878 and $2,464,097 for the years ended December 31, 2002 and 2001, respectively. The operating profit is primarily attributable to the overhead reductions resulting from the Company's restructuring and its sales under the Exclusive Marketing Agreement which began in the fourth quarter of 2000.

Interest expense decreased $1,579,445 or 33.2% to $3,173,838 for the year ended December 31, 2002 from $4,753,283 for 2001. The decrease in interest expense was primarily the result of completing in January 2002 amortization of debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 and an adjustment to accrued interest related to the Company's debt restructuring in the fourth quarter of 2002 and is partially offset by increased debt balances at higher interest rates. The Company's debt instruments bear interest at fixed rates. In the December 2002 note exchange, certain fixed rate debt instruments were exchanged for notes bearing lower fixed rates. See "Liquidity and Capital Resources" below.

Interest income increased $220,438 or 149.8% to $367,621 for the year ended December 31, 2002 from $147,183 for the comparable period of 2001. The increase is due primarily to the increase in the deferred payment portion of the sales proceeds resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As more units are sold, the Company expects interest income and the receivable related to the deferred portion of the sales price to increase.

Despite current year's net income, the Company has utilized net operating loss carryforwards to reduce its federal and state tax burden. Based on an evaluation of available evidence, in view of the Company's significant historical losses, management believes that it is not yet more likely than not that the deferred tax assets will be realized, therefore a full valuation reserve is provided.

As a result of the foregoing, the Company recognized net income of $971,661 for the year ended December 31, 2002 compared to a net loss of $2,142,003 for the year ended December 31, 2001.

Dividends on preferred stock are paid-in-kind by issuing additional shares of preferred stock and for the year ended December 31, 2002 were $2,294,366, an increase of $241,399 or 11.8% compared to paid-in-kind dividends of $2,052,967 for the year ended December 31, 2001. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends. Dividends also include $173,038 which is the fair market value of the warrants issued in December 2002 to the holders of the Series D Preferred Stock and the amortization of preferred stock discounts associated with common stock warrants issued to investors in the amount of $725,527 and $764,167 for the year ended December 31, 2002 and 2001, respectively.

The Company's basic and diluted net loss to common shares decreased $2,872,265 or 68.5% to $1,322,705 for 2002 from $4,194,970 for 2001, or a loss per common share of $.28 for 2002 as compared to $.88 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the year ended December 31, 2002 increased by $1,948,272 to $1,183,556 compared to net cash used in operating activities of $764,716 for the prior year. The increase is primarily attributable to a shift from a net loss of $2,142,003 for the year ended December 31, 2001 to net income of $971,661 for the year ended December 31, 2002. This source of cash includes depreciation and amortization of $509,834, amortization of debt issue costs of $354,816 and interest accrued on debt of $2,114,654 and is partially offset by: (i) an increase in receivables of $1,109,755, (ii) an increase in inventories of $202,239, (iii) a decrease in accounts payable and accrued expenses of $943,919 and (iv) a decrease in warranty accrual of $397,117. The increase in receivables of $1,109,755 relates primarily to accumulation of the deferred payments which is further discussed in the following paragraph. The increase in inventories is largely due to a build up of inventory in preparation for next year's increase in sales from 10,000 to 12,500 equivalent units pursuant to the Exclusive Marketing Agreement. The decrease in accounts payable and accrued expenses is primarily attributable to payoff of aged payables. The decrease in warranty accrual of $397,117 is primarily the result of paying the $500,000 warranty reserve established at the end of 2000 related to transitioning service, maintenance and repair responsibilities for previously sold SystemOne Parts Washers through the remaining warranty periods. The Company paid approximately $305,000 in cash to Safety Kleen in 2002 in relation to this reserve.

The majority of the sales price payable for each unit sold to Safety-Kleen is due on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes imputed interest income over the discount period as the deferred portion of the purchase price is amortized over the scheduled payment period. At December 31, 2002, $1,346,928 was included in receivables representing the then current portion of the installment payments and $2,008,818 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate were to vary by 100 basis points up or down, the Company's annual pre-tax income would vary by approximately $36,000.

Net cash used in investing activities for the year ended December 31, 2002 was $61,348, an increase of $131,741, compared to $70,393 net cash provided during the prior year. The increase in cash used was due to selling equipment to Safety-Kleen during 2001 compared to the Company purchasing various pieces of production equipment during 2002. The Company expects to spend approximately $50,000 in capital purchases during 2003.

Net cash used in financing activities for the year ended December 31, 2002 was $675,894, a decrease of $941,185 compared to $265,291 net cash provided by financing activities during the prior year. The decrease in cash is due to (i) the Company paying down the Senior Revolver (as defined below) by $80,000 during 2002 compared to the Company drawing on the Senior Revolver by $550,000 during 2001 and (ii) the Company paying approximately $304,000 in professional fees in connection with the restructuring of certain debt instruments more fully described below.

At December 31, 2002, the Company had working capital of $2,788,463 and cash and cash equivalents totaling $505,066, compared to a working capital deficiency of $3,606,781 and cash and cash equivalents of $58,752 at December 31, 2001. The significant improvement in net working capital is due primarily to the classification of the Senior Revolver as long term debt and the reduction in accounts payable and accrued expenses.

The Company is party to a Revolving Credit Loan Agreement (the "Senior Revolver") with Hansa Finance Limited Liability Company ("Hansa"), which provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement (as defined) plus an amount based on the Company's receivables and inventory. The Advance Supplement is $2,500,000 for the period from April 1, 2001 until maturity. During 2002, the Company paid down the Senior Revolver by $80,000 and, as of December 31, 2002, there was approximately $330,000 credit available on the Senior Revolver. On February 15, 2003 the Company and Hansa agreed to extend the maturity of the Senior Revolver from May 30, 2003 to May 30, 2005.

In 2001, the Company's primary sources of cash were draws against the Senior Revolver and sales. In 2002, the Company's primary source of cash was from its operations. The Exclusive Marketing Agreement with Safety-Kleen has an initial term of five years plus two five-year renewal options and had a termination right exercisable by Safety-Kleen prior to the third year of the initial term. Safety-Kleen had until July 29, 2002 to exercise its one-time right to terminate the Exclusive Marketing Agreement effective January 26, 2003. Safety-Kleen did not exercise this termination right and, as a result, the initial term of the Exclusive Marketing Agreement, which runs until December 26, 2005, is not terminable except for cause or mutual agreement. In its opinion on the Company's financial statements, included herein, the Company's independent accountants, BDO Seidman, LLP, noted that the Company is dependent upon its sales to its single customer, Safety-Kleen.

Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. In November 2002, Safety-Kleen filed a restructuring plan with the bankruptcy court and filed an amendment to the plan with the bankruptcy court in February 2003.

The Company's material short-term financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $39,000 per month), installment payments for financed manufacturing equipment (approximately $16,000 per month), interest payments on the Company's 8.25% Subordinated Convertible Notes of which half can be paid by adding such accrued interest to the principal amount of such notes and half must be paid in cash beginning January 1, 2003 (approximately $151,000 per month), interest under the Secured Notes (as defined below) which accrues and is due at maturity (approximately $37,000 per month) and interest payments on the Senior Revolver (up to approximately $54,000 per month). Dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares.

On December 9, 2002, the Company exchanged (i) all of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 (the "Old Junior Notes") for (a) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of the Old Junior Notes plus all interest accrued thereon, bearing interest which when due may be added at the Company's option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash ("Partial Cash Pay Notes"), (b) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of the Old Junior Notes plus all interest accrued thereon, bearing interest which when due may be added to the principal amount for the life of such notes ("PIK Pay Notes and together with the Partial Cash Pay Notes, the "Subordinated Convertible Notes"), and (c) Warrants (the "New Warrants") for the purchase of an aggregate of 750,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005; and (ii) all of its then outstanding 16% Promissory Notes due November 30, 2002 (the "Old Secured Notes") for 10% Promissory Notes (the "Secured Notes" and collectively with the Subordinated Convertible Notes and the New Warrants, the "Current Securities") due December 31, 2005 in an aggregate principal amount equal to 100% of the sum of the aggregate principal amount of all Old Secured Notes plus all interest accrued thereon, with interest which when due will be added to the principal amount for the life of such notes. The estimated fair market value of the New Warrants at December 9, 2002 was $519,114 and was charged to unamortized note discount and credited to additional paid-in capital. The discount will be amortized to interest expense over the term of the Current Securities.

The issuance of the 750,000 warrants to the holders of the Subordinated Convertible Notes, described above, would have triggered certain anti-dilution rights pursuant to the Company's outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the "Outstanding Warrants"). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of an aggregate of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The estimated fair market value of these warrants at December 9, 2002 was $173,038 and was recorded as a dividend and credited to additional paid-in capital.

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006.

The Company is required to issue an additional 942,858 warrants to the holders of its Secured Notes if the Company (i) sells debt or equity securities, or debt securities convertible into equity securities, or incurs debt with a final scheduled maturity date more than twelve months after issuance providing gross cash proceeds to the Company in an amount equal to or greater than the outstanding principal amount of the Secured Notes or (ii) enters into a merger, consolidation, sale of all or substantially all of its assets or other business combination transaction with a party that prior to such transaction owns less than 25 percent of the voting power of the Company's outstanding equity securities. The fair market value of the warrants would be charged to operations should the warrants become issuable.

In September 2002, the Company entered into agreements with its Chief Executive Officer and President which extended their employment agreements for thirty-six months expiring on December 31, 2005.

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or extended, significant amounts of cash would be required commencing in the second quarter 2005 to repay long-term debt, accrued interest and the redeemable preferred stock as follows:

            DEBT PLUS INTEREST     PREFERRED STOCK              TOTAL
           -------------------    ------------------     -------------------
  2003      $         147,624       $              --     $          147,624
  2004                    826                                            826
  2005             35,554,663                                     35,554,663
  2006                                     23,618,000*            23,618,000
            -------------------    ------------------     -------------------
 Total      $      35,703,113       $      23,618,000     $       59,321,113
            ===================    ==================     ===================
---------
* Assuming no pre-payment of Subordinated Convertible Notes.

The Company entered into an agreement on February 15, 2003 to extend the maturity from May 30, 2003 to May 30, 2005 of the Senior Revolver.

Prior to 2001, the Company suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its former direct national marketing and distribution organization, and has a net capital deficiency. Beginning in the first quarter of 2001, the Company recognized income from operations in each quarter to date. As of December 31, 2002, the Company's accumulated deficit totaled $62,773,311.

RELATED PARTY TRANSACTIONS

All of the outstanding Preferred Stock and Secured Promissory Notes of the Company are held by Hanseatic Americas LDC and Environmental Opportunities Fund. The Senior Revolver is held by Hansa Finance LLC. Mr. Kenneth Leung, Chief Investment Officer of the Environmental Opportunities Fund, the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional) L.P., and Mr. Paul A. Biddelman, the President of Hanseatic Americas LDC and Hansa Finance LLC, are directors of the Company.

CRITICAL ACCOUNTING POLICIES

Note 1 to the financial statements set forth herein includes a summary of the significant accounting policies and methods used in the preparation of the Company's financial statements. Management believes the following policies are critical to an understanding of the Company's financial statements.

REVENUE RECOGNITION. The majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. This discount rate used is the Company's incremental borrowing rate which is determined to be the interest rate paid on its Senior Revolver of 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period. If the discount rate were to vary by 100 basis points up or down, the Company's annual income would vary by approximately $36,000. The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $123,287 and $153,666 at December 31, 2002 and 2001, respectively. Pursuant to the Exclusive Marketing Agreement, the price charged to Safety-Kleen is determined annually based on the actual manufacturing costs incurred during a three month period in the latter part of the previous year.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the terms of each contract.

PRODUCT WARRANTY. The Company generally warrants that its products will be free of material defects during the three year warranty period. Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers including units sold before the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible for the cost of all parts required for service during the warranty period for all units sold. For units sold before the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units. The balance of the $500,000 fee due as of December 31, 2002 is $75,000 payable $25,000 per month during the first three months of 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the cost of all service, maintenance and repair during the warranty period. The Company accrues estimated standard warranty costs as the parts washers are sold to customers.

USE OF ESTIMATES. Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 did not materially impact the Company's financial position or results of operations.

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS No. 145 did not materially impact the Company's financial position or results of operations.

During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will be effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, in the December 31, 2002 financial statements we have incorporated the enhanced disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company required by Form 10-KSB are attached hereto following Part III of this report commencing on page 35.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

             EXHIBIT          DESCRIPTION
             -------          -----------

             3.1 Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number:
                              000-21325)).

             3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, as amended (No. 333-08657)).

             EXHIBIT          DESCRIPTION
             -------          -----------

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

             4.6 Form of Warrant dated November 10, 2000 (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             4.7 Form of Warrant dated May 2, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number 000-21325)).

             4.8 1998 Common Stock Purchase Rights Agreement, dated as of October 1, 1998, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A12G filed with the Commission on October 6, 1998 (Commission File Number:
                              000-21325)), as amended by (i) First Amendment to Rights Agreement, dated as of May 2, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)), (ii) Second Amendment to Rights Agreement, dated as of August 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File
                              Number: 000-21325)), and (iii) Third Amendment to Rights Agreement, dated as of November 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A12G/A filed with the Commission on December 28, 2000 (Commission File Number: 000-21325)).

             4.9 Exchange Agreement dated as of December 9, 2002 between the Company and the Holders party thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             EXHIBIT          DESCRIPTION
             -------          -----------

             4.10 Form of 8.25% Subordinated Convertible Note due December 31, 2005 dated as of December 9, 2002 (partial cash pay) (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             4.11 Form of 8.25% Subordinated Convertible Note due December 31, 2005 dated as of December 9, 2002 (PIK pay) (incorporated by reference to Exhibit
                              4.3 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             4.12 Form of Warrant for the Purchase of Shares of Common Stock at an exercise price of $.01 per share dated as of December 9, 2002 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File
                              Number: 000-21325)).

             4.13 Form of Promissory Note dated as of December 9, 2002 (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             4.14 Waiver Agreement dated as of December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             4.15 Letter Agreement dated December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (Institutional), L.P. (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

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

             EXHIBIT          DESCRIPTION
             -------          -----------

             10.6 First Amendment to Loan Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC. (Incorporated by reference to exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number: 000-21325)).

             10.7 Second Amendment to Loan Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

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

             10.9 Security Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File
                              Number: 000-21325)).

             10.10 First Amendment to Security Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             10.11 Second Amendment to Security Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             10.12 Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between the Company and Safety-Kleen Systems, Inc. (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             10.13 Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             10.14 Security Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000 (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             10.15 Master Lease Agreement, dated as of December 14, 1997 between the CIT Group/Equipment Financing, Inc. and the Company. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

             EXHIBIT          DESCRIPTION
             -------          -----------


             10.16 Third Amendment to Loan Agreement, dated February 27, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number: 000-21325)).

             10.17 Letter Agreement dated February 27, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number: 000-21325)).

             10.18 Letter Agreement dated February 27, 2002, by and among the Company, Paul I. Mansur, Pierre G. Mansur, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File
                              Number: 000-21325)).

             10.19 Fourth Amendment to Loan Agreement, dated September 30, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on September 30, 2002 (Commission File Number: 000-21325)).

             10.20 Employment Agreement between Paul I. Mansur and the Company dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Commission on November 14, 2002 (Commission File
                              Number: 000-21325)).

             10.21 Employment Agreement between Pierre G. Mansur and the Company dated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended filed with the Commission on November 14, 2002 (Commission File Number:
                              000-21325)).

             10.22 Fifth Amendment to Loan Agreement, dated as of December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             10.23 Third Amendment to Security Agreement, dated as of December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             EXHIBIT          DESCRIPTION
             -------          -----------

             10.24 Letter Agreement dated December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

             10.25 First Amendment to Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of February 15, 2003 (incorporated by reference to Exhibit
                              10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 18, 2003 (Commission File Number: 000-21325)).

             10.26 Revolving Credit Note, dated as of February 15, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on March 18, 2003 (Commission File Number: 000-21325)).

             23.2             Consent of BDO Seidman, LLP


    (B)  Reports on Form 8-K

         Form 8-K filed with the Securities and Exchange Commission on September 30, 2002.

         Form 8-K filed with the Securities and Exchange Commission on December 13, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls") and its internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Director of Finance and Administration/Principal Financial Officer (PFO).
Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND PFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Annual Report are "Certifications" of the CEO and the PFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized, recorded and reported; and (2) the Company's assets are safeguarded against unauthorized or improper use, to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and PFO, does not expect that the Company's Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/PFO evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with SEC requirements, the CEO and PFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, the Company's CEO and PFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and PFO, particularly during the period when the Company's periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with generally accepted accounting principles.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYSTEMONE TECHNOLOGIES INC.


Dated: March 31, 2003                     By: /s/ /s/ Paul I. Mansur
                                          --------------------------------------
                                               Chief Executive Officer
                                               (Principal Executive Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                 SIGNATURES                                  TITLE                            DATE
                 ----------                                  -----                            ----

/s/ Pierre G. Mansur                           Chairman of the Board and                 March 31, 2003
-----------------------------------------          President; Director
Pierre G. Mansur

/s/ Paul I. Mansur                             Chief Executive Officer;                  March 31, 2003
-----------------------------------------          Principal Executive Officer;
Paul I. Mansur                                     Director


/s/ Steven M. Healy                            Director of Finance and                   March 31, 2003
-----------------------------------------          Administration; Principal
Steven M. Healy                                    Financial Accounting Officer


/s/ Kenneth C. Leung                           Director                                  March 31, 2003
-----------------------------------------
Kenneth C. Leung


/s/ Paul A. Biddelman                          Director                                  March 31, 2003
-----------------------------------------
Paul A. Biddelman


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul I. Mansur, Chief Executive Officer of SystemOne Technologies Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SystemOne Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Paul I. Mansur
-------------------------
Paul I. Mansur
Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Steven M. Healy, Director of Finance and Administration (Principal Financial Officer) of SystemOne Technologies Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SystemOne Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Steven M. Healy
--------------------------------------
Steven M. Healy
Director of Finance and Administration
(Principal Financial Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of SystemOne Technologies Inc.
Miami, Florida


We have audited the accompanying balance sheets of SystemOne Technologies Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, the Company's revenue is dependent on sales to one customer that is currently operating under Chapter 11 of the U.S. Bankruptcy code

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SystemOne Technologies Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                            /s/ BDO Seidman, LLP


Miami, Florida
February 12, 2003

                           SYSTEMONE TECHNOLOGIES INC.
                                 BALANCE SHEETS


                                                                                          DECEMBER 31
                                                                                 -------------------------------
                                                                                      2002               2001
                                                                                 ------------       ------------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                    $    505,066       $     58,752
     Receivables                                                                    2,585,536          2,092,161
     Inventories                                                                    1,250,802          1,048,563
     Prepaid and other assets                                                         384,351            309,015
                                                                                 ------------       ------------
          Total current assets                                                      4,725,755          3,508,491

Property and equipment, net                                                         1,133,005          1,576,522
Non-current portion of receivables, net of discount                                 2,008,818          1,362,059
Other assets                                                                          316,531            367,427
                                                                                 ------------       ------------
          Total assets                                                           $  8,184,109       $  6,814,499
                                                                                 ============       ============

   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                        $  1,252,974       $  2,196,893
    Warranty accrual                                                                  435,392            673,018
    Deferred revenue                                                                  106,814            116,364
    Current installments of long-term debt and obligations under capital
       leases                                                                         142,112          4,128,997
                                                                                 ------------       ------------
          Total current liabilities                                                 1,937,292          7,115,272

Long-term debt                                                                     30,834,546         25,618,239
Warranty accrual, non-current                                                         239,098            398,589
                                                                                 ------------       ------------
           Total liabilities                                                       33,010,936         33,132,100
                                                                                 ------------       ------------

Commitments and contingencies

Redeemable convertible preferred stock, voting, $1.00 par value per share
  Authorized 1,500,000 shares, 182,270 issued and outstanding (168,312 in
  2001) at liquidation value                                                       18,227,000         16,831,200
    Less unamortized discount                                                      (1,008,344)        (1,733,871)
                                                                                 ------------       ------------
          Net redeemable convertible preferred stock                               17,218,656         15,097,329
                                                                                 ------------       ------------

Stockholders' deficit:
    Common stock, $0.001 par value per share, authorized 25,000,000 shares,
       issued and outstanding 4,742,923                                                 4,743              4,743
    Additional paid-in capital                                                     20,723,085         20,030,933
    Deficit                                                                       (62,773,311)       (61,450,606)
                                                                                 ------------       ------------
          Total stockholders' deficit                                             (42,045,483)       (41,414,930)
                                                                                 ------------       ------------
          Total liabilities, redeemable convertible preferred stock and
            stockholders' deficit                                                $  8,184,109       $  6,814,499
                                                                                 ============       ============

See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                            STATEMENTS OF OPERATIONS


                                                         FOR THE YEARS ENDED DECEMBER
                                                       --------------------------------
                                                           2002               2001
                                                       ------------       ------------
Revenue                                                $ 17,719,726       $ 17,045,312
Cost of goods sold                                      (10,916,191)       (10,805,202)
                                                       ------------       ------------
          Gross profit                                    6,803,535          6,240,110
                                                       ------------       ------------

Operating expenses:
     Selling, general and administrative                  2,780,574          3,650,625
     Research and development                               320,083            221,421
     Restructuring and other charges                        (75,000)           (96,033)
                                                       ------------       ------------
          Total operating expenses                        3,025,657          3,776,013
                                                       ------------       ------------
          Operating income                                3,777,878          2,464,097
                                                       ------------       ------------
Interest expense                                         (3,173,838)        (4,753,283)
Interest income                                             367,621            147,183
                                                       ------------       ------------
Interest expense, net                                    (2,806,217)        (4,606,100)
                                                       ------------       ------------
          Net income (loss)                                 971,661         (2,142,003)
                                                       ------------       ------------
Dividends and accretion of discount on redeemable
   convertible preferred stock                           (2,294,366)        (2,052,967)
                                                       ------------       ------------
Net loss attributable to common shares                 $ (1,322,705)      $ (4,194,970)
                                                       ============       ============
Basic and diluted net loss per common share            $      (0.28)      $      (0.88)
                                                       ============       ============
Weighted average shares outstanding                       4,742,923          4,742,923
                                                       ============       ============

See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                       COMMON STOCK                ADDITIONAL                             TOTAL
                                  ------------------------           PAID-IN                           STOCKHOLDERS'
                                     SHARES            PAR           CAPITAL           DEFICIT            DEFICIT
                                  ------------      ---------      ------------      ------------       ------------

Balance,  January 1, 2001            4,742,923      $   4,743      $ 19,216,577      $(57,255,636)      $(38,034,316)

Net loss                                                                               (2,142,003)        (2,142,003)

Beneficial conversion feature on
   Series D Preferred Stock                                             814,356                              814,356

Declaration of in-kind preferred
   dividends and accretion of
   discount on preferred stock                                                         (2,052,967)        (2,052,967)
                                  ------------      ---------      ------------      ------------       ------------
Balance,  December 31, 2001          4,742,923          4,743        20,030,933       (61,450,606)       (41,414,930)

Net income                                                                                971,661            971,661

Declaration of in-kind preferred
   dividends and accretion of
   discount on preferred stock                                                         (2,294,366)        (2,294,366)

Warrants issued                                                         692,152                              692,152
                                  ------------      ---------      ------------      ------------       ------------
Balance,  December 31, 2002          4,742,923      $   4,743      $ 20,723,085      $(62,773,311)      $(42,045,483)
                                  ============      =========      ============      ============       ============

See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                                                 -------------------------------
                                                                                      2002              2001
                                                                                  -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                              $   971,661       $(2,142,003)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                                    509,834           555,303
     Amortization of debt issue costs                                                 354,816           299,523
     Loss on sale of fixed assets                                                         889            26,560
     Interest accrued on convertible debt and amortization of note discounts        2,114,654         3,833,672
     (Recoveries) provision for doubtful accounts                                     (30,379)         (115,304)
     Changes in operating assets and liabilities:
       Receivables                                                                 (1,109,755)       (1,771,250)
       Inventories                                                                   (202,239)          824,492
       Prepaid and other assets                                                       (75,339)         (184,552)
       Accounts payable and accrued expenses                                         (943,919)         (903,891)
       Restructuring and other charges                                                     --          (213,266)
       Warranty accrual                                                              (397,117)         (901,450)
       Deferred revenue                                                                (9,550)          (72,550)
                                                                                  -----------       -----------
          Net cash provided by (used in) operating activities                       1,183,556          (764,716)
                                                                                  -----------       -----------

Cash flows (used in) provided by investing activities:
   Purchase of equipment                                                              (61,348)          (28,110)
   Proceeds from sale of equipment                                                         --            98,503
                                                                                  -----------       -----------
          Net cash (used in) provided by investing activities                         (61,348)           70,393
                                                                                  -----------       -----------

Cash flows (used in) provided by financing activities:
   Payments made for financing costs                                                 (303,919)               --
   (Repayments) proceeds from long-term debt                                          (80,000)          550,000
   Repayments of capital lease obligations                                           (291,975)         (284,709)
                                                                                  -----------       -----------
          Net cash (used in) provided by financing activities                        (675,894)          265,291
                                                                                  -----------       -----------
          Net increase (decrease) in cash and equivalents                             446,314          (429,032)
Cash and equivalents at beginning of year                                              58,752           487,784
                                                                                  -----------       -----------
Cash and equivalents at end of year                                               $   505,066       $    58,752
                                                                                  ===========       ===========

Supplemental disclosures:
   Cash paid for:
     Interest                                                                     $   690,837       $   679,887
     Taxes                                                                        $        --       $        --
   Non-cash financing and investing activities:
     Acquisition of leased equipment through a capital lease                      $     5,858       $        --
     Beneficial conversion feature on Series D Preferred Stock                    $        --       $   814,356
     Value of common stock purchase warrants issued in connection with the
         Debt restructuring                                                       $   692,152       $        --
     In-kind dividends and accretion on redeemable preferred stock                $ 2,294,366       $ 2,052,967



See accompanying notes to financial statements.

                           SYSTEMONE TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS


(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BUSINESS

SystemOne Technologies Inc. (the "Company") designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company, which was incorporated as Mansur Industries Inc. in November 1990, commenced the sale of SystemOne(R) Washers in July 1996 and sold approximately 40,200 total SystemOne units through December 31, 2002.

On November 14, 2000, the Company entered into an exclusive Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with industry leader Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen") representing a major strategic shift in direction and focus for the Company. Currently, 100% of the Company's sales of SystemOne(R) Washers are to Safety-Kleen.

Under the Exclusive Marketing Agreement, Safety-Kleen was appointed the exclusive distributor of certain SystemOne(R) parts washer equipment in the United States, Canada, Mexico and Puerto Rico (the "Territory"). Safety-Kleen commenced marketing the Company's products throughout Safety-Kleen's 173 branches across North America in January 2001. The Company has retained the right to distribute its equipment outside of the Territory as well as the right, subject to a right of first offer for Safety-Kleen in certain circumstances, to market newly developed industrial and commercial parts washers through its distribution channels.

(b) BASIS OF PRESENTATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

(d) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing evaluations of its customer's financial condition and ability to pay. The Company reserves amounts deemed to be uncollectible in its allowance for doubtful accounts.

(e) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(f) PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at inception.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

(g) REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price. Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently estimated to be 14%. In addition, the Company recognizes interest income over the extended payment period as the deferred portion of the purchase price is amortized over the scheduled payment period.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the terms of each contract.

(h) OTHER ASSETS

Debt issue costs associated with the Company's 8.25% Subordinated Convertible Notes due 2005, 10% Promissory Notes due 2005, and Revolving Credit Loan are being amortized using the effective interest method over the term of the debt. During 2002 the Company incurred approximately $304,000 in financing costs in connection with the debt restructuring. Amortization included in interest expense for the years ended December 31, 2002 and 2001 was $354,816 and $299,523, respectively. The balance of unamortized debt issue costs at December 31, 2002 and 2001 was, $316,531 net of accumulated amortization of $112,389 and $367,427, net of accumulated amortization of $1,151,897, respectively.

(i) PRODUCT WARRANTY

The Company generally warrants that its products will be free of material defects during the three-year warranty period. Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers including units sold before the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible for the cost of all parts required for service during the warranty period for all units sold. For units sold before the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the cost of all service, maintenance and repair during the warranty period. The Company accrues estimated standard warranty cost as the parts washers are sold to customers which includes the estimated cost of parts and the call center. Estimated cost of parts is based on actual parts used during the previous 6 months and the estimated cost of the call center includes estimated costs to be incurred during the remaining warranty period.

Warranty accrual activity during the years ended December 31, is as follows:

                                      2002              2001
                                 -----------       -----------
         Beginning balance       $ 1,071,607       $ 1,973,057
         Warranty provision          346,406           331,749
         Warranty payments          (743,523)       (1,233,199)
                                 -----------       -----------
         Ending balance          $   674,490       $ 1,071,607
                                 ===========       ===========

The decrease in warranty payments, as shown above, is due to warranty costs accrued as of January 1, 2001 relating to transitioning service over to Safety-Kleen pursuant to the Exclusive Marketing Agreement.

(j) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's long-term debt and redeemable convertible preferred stock has been estimated by discounting the future cash flows at rates currently offered to the Company for similar securities of comparable maturities. The fair values of all other financial instruments are believed to approximate their carrying amounts.

(k) REDEEMABLE CONVERTIBLE PREFERRED STOCK

The shares of each series of redeemable convertible preferred stock were issued at discounts from their mandatory redemption values. The carrying amounts of the preferred stocks are accreted to their redemption values using the straight-line method, from the date of issuance of each series to the date of mandatory redemption.

    (l) RESEARCH AND DEVELOPMENT

    Research and development expenses, incurred in connection with engineering activities related to the development of the European model of the general parts washer, the spray gun washer and the industrial parts washer, are expensed as incurred.

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

    (n) STOCK BASED COMPENSATION

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to Financial Statements.

    The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost have been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. If the Company determined compensation cost based on the fair value of the options at the grant date, the Company's net loss to common shares and basic and diluted net loss per common share would have reflected the pro forma amounts shown below:


                                                                 2002              2001
                                                             -----------       -----------
         Net loss attributable to common shares, as          $(1,322,705)      $(4,194,970)
         reported
         Add: Stock-based employee compensation expense
         included in reported net income , net of
         related tax effects                                          --                --
         Deduct: Total stock-based employee
         compensation expense determined under fair
         value based method for all awards, net of
         related tax effects                                    (242,775)         (399,625)
                                                             -----------       -----------
         Pro forma net loss                                  $(1,565,480)      $(4,594,595)
                                                             -----------       -----------

         Basic loss per common share - as reported           $      (.28)      $      (.88)
         Basic loss per common share - pro forma             $      (.33)      $      (.97)


(o) BASIC AND DILUTED NET LOSS PER SHARE

For the years ended December 31, 2002 and 2001, basic and diluted net loss per share is computed based on the net loss divided by the weighted-average number of common shares outstanding of 4,742,923. Diluted loss per share has not been presented separately, because the effect of the additional shares issuable for convertible debt, convertible preferred stock, outstanding common stock options and warrants are anti-dilutive for each year. Common shares issuable in connection with convertible debt, convertible preferred stock and common stock options and warrants total 10,240,619 and 8,731,322 shares, respectively, at December 31, 2002 and 2001.

(p) USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(q) RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 did not materially impact the Company's financial position or results of operations.


During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS No. 145 did not materially impact the Company's financial position or results of operations.


During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will be effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, in the December 31, 2002 financial statements we have incorporated the enhanced disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

(2) LIQUIDITY

As indicated in the accompanying financial statements, the Company's accumulated deficit totaled $62,773,311 and $61,450,606 at December 31, 2002 and 2001,
respectively. Through November 2000, such deficits primarily resulted from expenses incurred to establish a national direct marketing, distribution and support organization. As described in note 1(a) above, in November 2000, the Company entered into the Exclusive Marketing Agreement with Safety-Kleen.

Safety-Kleen is currently operating under Chapter 11 of the US Bankruptcy code. The Exclusive Marketing Agreement (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company's parts washing equipment in the United States, Puerto Rico, Canada and Mexico (the "Territory"), and (b) obligates Safety-Kleen to purchase minimum quantities of the Company's parts washing equipment for each contract year through December 26, 2005. The initial term of the Exclusive Marketing Agreement is five years ending December 26, 2005 and the Exclusive Marketing Agreement may be extended for two additional five-year terms subject to the parties reaching an agreement in writing as to Safety-Kleen's minimum purchase commitments for each contract year during any renewal term. Safety-Kleen had until July 29, 2002 to exercise its one-time right to terminate the Exclusive Marketing Agreement effective January 26, 2003. Safety-Kleen did not exercise this termination right and, as a result, the initial term of the Exclusive Marketing Agreement is not terminable except for cause or mutual agreement. The Company retains the rights to sell, lease, rent and service all of the Company's parts washing equipment outside the Territory and other product lines within the Territory, subject to Safety-Kleen right of first offer.

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

As a result of restructuring the Company's operations in the fourth quarter of 2000 related to implementing the Exclusive Marketing Agreement with Safety-Kleen, the Company has reduced expenses and has achieved operating profitability for the two years ending December 31, 2002. Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, as described in notes 7 and 8 below, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005 to repay long term debt, accrued interest and the redeemable preferred stock as follows:


                DEBT PLUS INTEREST        PREFERRED STOCK             TOTAL
                -------------------    ----------------------   -------------------
      2003      $         147,624       $              --       $          147,624
      2004                    826                                              826
      2005             35,554,663                                       35,554,663
      2006                  --                 23,618,000 *             23,618,000
                -------------------    ----------------------   -------------------
     Total      $      35,703,113       $      23,618,000       $       59,321,113
                ===================    ======================   ===================

-------------
* Assuming no pre-payment of Subordinated Convertible Notes.

(3) TRADE RECEIVABLES

Trade receivables consisted of the following at December 31:

                                                                   2002              2001
                                                              -----------       -----------
         Receivables                                          $ 4,717,641       $ 3,607,886
         Less non-current portion of receivables, net of
         discount                                              (2,008,818)       (1,362,059)
                                                              -----------       -----------
                                                                2,708,823         2,245,827
         Less allowance for doubtful accounts                    (123,287)         (153,666)
                                                              -----------       -----------
                                                              $ 2,585,536       $ 2,092,161
                                                              ===========       ===========


Non-current portion of receivables matures as follows:


                                                          2002              2001
                                                     -----------       -----------
         2002                                        $        --       $ 2,092,161
         2003                                          2,585,536           844,495
         2004                                          1,533,010           674,783
         2005                                            700,582            56,783
         2006                                             36,229                --
                                                     -----------       -----------
                                                       4,855,357         3,668,222
         Less discount for imputed interest             (261,003)         (214,002)
         Less current portion                         (2,585,536)       (2,092,161)
                                                     -----------       -----------
         Non-current portion of receivable, net      $ 2,008,818       $ 1,362,059
                                                     ===========       ===========


At December 31, 2002 and 2001, substantially all receivables were with one customer, Safety-Kleen.

(4) INVENTORIES

Inventories consisted of the following at December 31:


                                                           2002              2001
                                                      -----------       -----------
         Raw materials                                $ 1,048,004       $ 1,019,871
         Work in process and finished goods               359,057           187,023
                                                      -----------       -----------
                                                        1,407,061         1,206,894
         Less allowance for obsolete inventories         (156,259)         (158,331)
                                                      -----------       -----------
                                                      $ 1,250,802       $ 1,048,563
                                                      ===========       ===========

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:


                                                                                           ESTIMATED
                                                                                             USEFUL
                                                         2002                2001            LIVES
                                                    ----------------    ---------------    ----------
          Furniture and equipment                   $     472,276       $      494,953     5 years
          Machinery and equipment                       2,728,848            2,670,803     5-10 years
          Leasehold improvements                          296,921              294,077     3-5 years
                                                    ----------------    ---------------
                                                        3,498,045            3,459,833
          Less accumulated depreciation and
          amortization                                 (2,365,040)          (1,883,311)
                                                    ----------------    ---------------
                                                    $   1,133,005       $    1,576,522
                                                    ================    ===============

Property and equipment under capital leases consisted of the following at December 31:

                                                  2002              2001
                                             -----------       -----------
         Machinery and equipment             $   794,083       $ 1,344,890
         Less  accumulated amortization         (364,034)         (471,238)
                                             -----------       -----------
                                             $   430,049       $   873,652
                                             ===========       ===========


Depreciation expense for the years ended December 31, 2002 and 2001 was $509,834 and $555,303, respectively.

(6) LEASE AGREEMENTS

The Company has a lease obligation for its corporate headquarters that expires on October 3, 2005. This lease provides two renewal terms of three years each exercisable at the Company's option upon six months prior written notice. The Company's annual lease payments under the lease are approximately $441,000 subject to an annual increase of 3 percent, which does not include utilities and the Company's proportionate share of the facilities maintenance and operating expenses. Rent expense is being straight lined over the entire lease term.

Total rent expense was $497,439 and $591,169 for the years ended December 31, 2002 and 2001, respectively.

The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next two years.

Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2002 are as follows:


                                            CAPITAL       OPERATING
     Year ended December 31:                LEASES          LEASES
                                          -----------     -----------
                  2003                     $  147,624      $  494,673
                  2004                            826         487,018
                  2005                                        366,625
                                           ----------      ----------
         Total minimum lease payments         148,450      $1,348,316
                                           ==========      ==========

         Less amount representing interest (at rates ranging from 8.15%
            to 11.86%)                                                          (5,264)
                                                                             ---------
         Present value of net minimum capital lease payments                 $ 143,186
                                                                             =========

(7) LONG TERM DEBT

Long-term debt and obligations under capital leases consists of the following at December 31:

                                                                                      2002               2001
                                                                                  ------------       ------------
         Subordinated Convertible Notes due December 31, 2005 (New Junior
         Notes), with interest at 8.25%, including accrued interest               $ 22,218,505       $         --

         Subordinated  Convertible Notes, (Old Junior Notes) with interest
         at 8.25%, due February 23, 2003, including accrued interest                        --         20,728,874

         Revolving  credit loan, with interest at 14%, due May 30, 2005              4,670,000          4,750,000

         Subordinated Promissory Notes (Secured Notes), with interest  at
         10% due December 31, 2005, including accrued interest                       4,445,374                 --

         Subordinated Promissory Notes (Old Secured Notes), with interest at  rates  ranging  from 12% to 16% (16% at December 31, 2001), due
         November 30, 2002, including accrued interest                                      --          3,978,678

         Capital leases (note 6)                                                       143,186            429,303
                                                                                  ------------       ------------
                                                                                    31,477,065         29,886,855
         Less: unamortized discount                                                   (500,407)          (139,619)
                                                                                  ------------       ------------
                                                                                    30,976,658         29,747,236
         Current portion                                                              (142,112)        (4,128,997)
                                                                                  ------------       ------------
         Long-term portion                                                        $ 30,834,546       $ 25,618,239
                                                                                  ============       ============

On December 9, 2002, the Company exchanged (i) all of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 (the "Old Junior Notes") for (a) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of the Old Junior Notes plus all interest accrued thereon, bearing interest which when due may be added at the Company's option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash ("Partial Cash Pay Notes"), (b) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of the Old Junior Notes plus all interest accrued thereon, bearing interest which when due may be added to the principal amount for the life of such notes ("PIK Pay Notes and together with the Partial Cash Pay Notes, the "Subordinated Convertible Notes"), and (c) Warrants (the "New Warrants") for the purchase of an aggregate of 750,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005; and (ii) all of its then outstanding 16% Promissory Notes due November 30, 2002 (the "Old Secured Notes") for 10% Promissory Notes (the "Secured Notes" and collectively with the Subordinated Convertible Notes and the New Warrants, the "Current Securities") due December 31, 2005 in an aggregate principal amount equal to 100% of the sum of the aggregate principal amount of all Old Secured Notes plus all interest accrued thereon, with interest which when due will be added to the principal amount for the life of such notes. The estimated fair market value of the New Warrants at December 9, 2002 was $519,114 and was charged to unamortized note discount and credited to additional paid-in capital. The discount will be amortized to interest expense over the term of the Current Securities.

The issuance of the 750,000 warrants to the holders of the Subordinated Convertible Notes, described above, would have triggered certain anti-dilution rights pursuant to the Company's outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the "Outstanding Warrants"). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of an aggregate of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The estimated fair market value of these warrants at December 9, 2002 was $173,038 and was recorded as a dividend and credited to additional paid-in capital.

The Subordinated Convertible Notes are convertible by the holders thereof into shares of the Company's common stock at a conversion price of $17.00 per share. The Subordinated Convertible Notes may be redeemed by the Company at a redemption price of 102% of the principal amount plus any accrued but unpaid interest. As of December 31, 2002, none of the Company's Subordinated Convertible Notes has been redeemed.

The Revolving Credit Loan Agreement (the "Senior Revolver") from Hansa Finance Limited Liability Company ("Hansa") provides the Company with a $5 million revolving line of credit. In connection with the Senior Revolver, the Company granted the lender a security interest in substantially all of the Company's assets, including its intellectual property. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on the Company's receivables and inventory. The Advance Supplement was $3,000,000 through March 31, 2001 and $2,500,000 for the period April 1, 2001 until maturity. As of December 31, 2002, there was approximately $330,000 available on the Senior Revolver. The President of Hansa Finance Limited Liability Company, Mr. Paul A. Biddelman, is a director of the Company. The Company and Hansa entered into an agreement on February 15, 2003 to extend the maturity of the Senior Revolver from May 30, 2003 to May 30, 2005. Interest is due and payable monthly.

Interest is due and payable on maturity of the Secured Notes. In connection with the Secured Notes, the Company granted the lenders a security interest in substantially all of the Company's assets other than its intellectual property. The security interest is subordinated to the Senior Revolver. Mr. Kenneth Ch'uan-K'ai Leung, Chief Investment Officer of the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional), L.P., and Mr. Paul A. Biddelman, the President of Hanseatic Americas LDC, which entities are the holders of 100% of the Secured Notes, are directors of the Company.

In connection with the issuance of the Old Secured Notes, the Company issued the lenders warrants expiring in August 2005, to purchase an aggregate of up to 942,858 shares of the Company's common stock at an exercise price of $3.50 per share. The fair value of the warrants, based on the Black-Scholes option-pricing model, of $2,513,442 was charged to unamortized note discount and credited to additional paid-in capital. The discount was amortized to interest expense over the term of the Old Secured Notes and is fully amortized at December 31, 2002.

The Company is required to issue an additional 942,858 warrants to the holders of its Secured Notes if the Company (i) sells debt or equity securities, or debt securities convertible into equity securities, or incurs debt with a final scheduled maturity date more than twelve months after issuance or incurrence providing gross cash proceeds to the Company in an amount equal to or greater than the outstanding principal amount of the Secured Notes or (ii) enters into a merger, consolidation, sale of all or substantially all of its assets or other business combination transaction with a party that prior to such transaction owns less than 25 percent of the voting power of the Company's outstanding equity securities. The fair market value of the warrants would be charged to operations should the warrants become issuable.

The Senior Revolver and the Secured Notes may be prepaid without penalty. Any cash proceeds from any new financing or the issuance of stock must be used for the payment of interest and principal on the Senior Revolver and the Secured Notes.

Long-term debt matures as follows:

                    2003           $        142,112
                    2004                      1,074
                    2005                 31,333,879
                                   -----------------
                                   $     31,477,065
                                   =================

Assuming the Company (a) continues to defer cash payments of interest on the New Junior PIK Pay Notes, (b) pays interest currently on the New Junior Partial Cash Pay Notes (c) accrues interest on the Subordinated Promissory Notes and (d) pays interest currently on the Senior Revolver, the aggregate amounts payable on the scheduled maturities would be as follows:

                    2003           $        147,624
                    2004                        826
                    2005                 35,554,663
                                   -----------------
                                   $     35,703,113
                                   =================

The carrying amount of debt, excluding capital leases, was approximately $30.8 million and $29.3 million at December 31, 2002 and 2001, respectively. Management estimates the fair value of the debt to be $27.4 million and $28.0 million at December 31, 2002 and 2001, respectively.

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK

Shares of redeemable convertible preferred stock (the "Preferred Stock"), stated at redemption values of $100 per share net of unamortized discount, are outstanding at December 31 as follows:


                                                                        2002               2001
                                                                    ------------       ------------
         8.25% Series B. Authorized 150,000 shares, issued and
         outstanding 67,697 shares (62,439 in 2001)                 $  6,769,700       $  6,243,900
         8.00% Series C. Authorized 150,000 shares, issued and
         outstanding 89,770 shares (82,997 in 2001)                    8,977,000          8,299,700
         8.25% Series D. Authorized 150,000 shares, issued and
         outstanding 24,803 shares (22,876 in 2001)                    2,480,300          2,287,600
                                                                    ------------       ------------
                                                                      18,227,000         16,831,200
                  Less unamortized discounts                          (1,008,344)        (1,733,871)
                                                                    ------------       ------------
                                                                    $ 17,218,656       $ 15,097,329
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

At any time prior to redemption, each holder of Preferred Stock may convert all or part of such Holder's shares of Preferred Stock into shares of the Company's common stock at the following conversion prices (in each case subject to adjustment in certain circumstances):

                $4.68 per share for the Series B Preferred Stock
                $3.50 per share for the Series C Preferred Stock
                $3.50 per share for the Series D Preferred Stock

Until the Mandatory Redemption Date (as defined below), the Company has the right to redeem any outstanding shares of each series of Preferred Stock at a redemption price of 102% of the Liquidation Value of the redeemed shares.

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

Pursuant to a Letter Agreement dated December 9, 2002, the holders of all of the Company's outstanding shares of Preferred Stock agreed to amend the date upon which the Company is required to redeem the Preferred Stock to the earlier of
(i) the ninetieth day after the date that all of the Subordinated Convertible Notes shall have been repaid in full, and (ii) March 31, 2006 (such earlier date, the "Mandatory Redemption Date"), but in no event shall the Mandatory

Redemption Date be deemed to occur prior to May 17, 2004. On the Mandatory Redemption Date, the Company is required to redeem each series of Preferred Stock outstanding at a redemption price per share equal to the Liquidation Value plus accrued and unpaid dividends. Assuming the Company continues to issue dividends on each series of Preferred Stock by issuing additional shares of Preferred Stock, the aggregate amount redeemable on March 31, 2006 would be $23,618,000. If on the Mandatory Redemption Date, the Company does not have sufficient funds to redeem all shares, any available funds will be used to redeem shares of Preferred Stock on a proportionate basis. If all outstanding shares of Preferred Stock are not redeemed, the then current conversion price with respect to any shares not redeemed will be reduced (but not increased) to the greater of (a) 50% of the then current conversion price, and (b) the closing price of the Company's common stock as reported by Nasdaq (or such other principal national exchange on which the common stock is then listed) on the Mandatory Redemption Date.

The purchasers of the Series D Preferred Stock received warrants on May 2, 2000 which expire in April 2005, to acquire an aggregate of 571,428 shares of the Company's common stock at an exercise price of $3.50 per share. The fair value of the warrants, based on the Black-Scholes option-pricing model, of $1,185,644 was charged to unamortized discount and credited to additional paid-in capital. The discount is being accreted to dividends on the Preferred Stock over the period to May 2004 which was the original Mandatory Redemption Date prior to the extension.

In addition, the Series D Preferred Stock warrants created a beneficial conversion feature in the Series D Preferred Stock which has a value of $814,356. The value assigned to the beneficial conversion feature is the product of the value of the common stock at the commitment date and the additional shares into which the security is convertible and was charged to unamortized discount and credited to additional paid-in capital. The discount is being accreted to dividends on the Preferred Stock over the period to May 2004 which was the original Mandatory Redemption Date prior to the extension.

The issuance of the 750,000 warrants to the holders of Subordinated Convertible Notes, described in footnote 7, would have triggered certain anti-dilution rights pursuant to the Company's outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the "Outstanding Warrants"). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The fair market value of these warrants at December 9, 2002 was $173,038 and was recorded as a dividend and credited to additional paid-in capital.

The carrying amount of the Preferred Stock was approximately $17.2 million and $15.1 million at December 31, 2002 and 2001, respectively. Management estimates the fair value of the Company's Preferred Stock to be $15.9 million and $13.1 million at December 31, 2002 and 2001, respectively.

On February 27, 2002, the Company and the Lenders entered into a Letter Agreement, suspending the Company's registration obligations under the Purchase Agreements for shares of common stock issuable upon conversion of the Series B, C and D Preferred Stock ("Registrable Shares"). Instead, the Company must register the Registrable Shares upon notice from holders thereof that they have a bona fide intent to sell Registrable Shares with a market value of at least $1,000,000.

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

At December 31, 2002, an aggregate of 9,706,903 shares of common stock could potentially be issued pursuant to provisions of warrants, convertible preferred stock and convertible debt at amounts per share ranging from $3.50 to $17.00. At December 31, 2001, an aggregate of 8,227,356 shares of common stock could potentially be issued pursuant to provisions of warrants, convertible preferred stock and convertible debt at amounts per share ranging from $3.50 to $17.00.

At December 31, 2002 the Company had 4,742,923 Common Stock purchase rights (the "Rights") outstanding which expire on September 30, 2008. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the board of directors to be in the best interest of shareholders. The Rights are evidenced by the certificates for common stock, are subject to anti-dilution provisions and are not exercisable, transferable or exchangeable apart from the Common Stock until 10 days after an Acquiring Person, as defined, acquires beneficial ownership of 15% or more, or, in the case of an Adverse Person, as defined, 10% or more of the Company's Common Stock. The Rights entitle the holder, except such an Acquiring Person or Adverse Person to buy that number of shares of Common Stock of the Company which at the time of such acquisition would have a market value of two times the exercise price of the Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.001 per Right prior to the acquisition by an Acquiring Person of 15% or more of the Company's Common Stock.

(10) STOCK-BASED COMPENSATION

The Company has an executive incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company's shareholders during 2000, stock options to purchase up to 750,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant subject to a minimum exercise price of $2.50 per share. All stock options have a seven-year term and vest and become exercisable over a three-year period from the date of grant.

At December 31, 2002, there were 216,284 additional shares available for grant under the Plan. Per share weighted-average fair value on the date of grant of stock options granted during 2002 and 2001 was $1.17 and $1.72, respectively, using the Black-Scholes option-pricing model with the following assumptions:
2002-expected dividend yield of zero percent, risk-free interest rate of 4.78 percent, expected life of seven years and a volatility of 86.6 percent; 2001-expected dividend yield of zero percent, risk-free interest of 5.48 percent, expected life of seven years and a volatility rate of 127.6 percent.


Stock-option activity during the periods indicated was as follows


                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                      NUMBER OF SHARES              EXERCISE PRICE
                                                     --------------------           --------------

           Balance at December 31, 2000                          391,924               $10.01
                         Granted                                 168,574                 3.50
                         Exercised                                    --                  --
                         Forfeited                               (56,532)                6.58
                         Expired                                      --                  --
                                                             -----------
           Balance at December 31, 2001                          503,966                 8.22
                         Granted                                 108,500                 2.50
                         Exercised
                         Forfeited                               (11,000)                2.77
                         Expired                                 (67,750)                3.50
                                                             -----------
           Balance at December 31, 2002                          533,716                 7.77
                                                             ===========

Stock options consisted of the following at December 31, 2002:


                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                ------------------------------------------       ----------------------------
                                                              WEIGHTED
                                              WEIGHTED        AVERAGE                             WEIGHTED
                                              AVERAGE        REMAINING                             AVERAGE
         RANGE OF                             EXERCISE       ESTIMATED                            EXERCISE
      EXERCISE PRICE            NUMBER         PRICE            LIFE                 NUMBER         PRICE
---------------------------------------------------------------------------      -----------------------------
$2.50 to $8.8125                   385,006           4.64              4.6              166,547          6.29

$13.125 to $19.50                  148,710          15.87              1.7              148,710         15.87

At December 31, 2002 and 2001, the number of options exercisable was 315,257 and 243,005, respectively, and the weighted-average exercise prices of those options were $10.81 and $12.24, respectively.

(11) RESTRUCTURING AND OTHER CHARGES

As described in note 1(a), the Company initiated a significant restructuring program in connection with the Exclusive Marketing Agreement. The restructuring was completed in 2001. A summary of restructuring and other non-recurring charges (reductions) is as follows:


                                                                                   2002            2001
                                                                                ---------       ---------
         Reversal of restructuring accrual                                      $ (75,000)             --
         Reversal of additional warranty costs for outsourcing services to
         Safety-Kleen                                                                  --       $(194,458)
         Employee severance and facility closing
                                                                                       --          98,425
                                                                                ---------       ---------
                                                                                $ (75,000)      $ (96,033)
                                                                                =========       =========


The restructuring accrual at December 31, 2001 and 2002 was $75,000 and $0 respectively.


(12) INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001.

The actual income tax expense differs from the expected income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes) for the years ended December 31, 2002 and 2001 as follows:


                                                                           2002              2001
                                                                       -----------       -----------
         Computed "expected" income tax expense (benefit)              $   330,366       $  (728,281)
         State income tax benefit, net of U.S. federal income tax
         benefit                                                            35,448           (77,628)
         Change in valuation allowance                                     211,236          (137,685)
         Other                                                            (577,050)          943,594
                                                                       -----------       -----------
         Income tax expense                                            $        --       $        --
                                                                       -----------       -----------

During the year ended December 31, 2002, the Company utilized net operating loss carry-forwards of approximately $628,000 to reduce its federal and state taxes.

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:


                                                        2002               2001
                                                   ------------       ------------
         Deferred tax assets:
              Net operating loss                   $ 21,681,222       $ 21,169,216
              Deferred revenue                           40,194             43,788
              Warranty                                  234,996            403,246
              Research and development                  204,166            325,427
              Inventory reserve                          58,801             59,580
              Inventory                                   3,306            158,954
              Debt issue costs                           14,898             15,992
              Bad debt reserve                           46,393             57,825
              Accrued expenses                          238,294            178,675
              Patent                                     43,955            344,872
                                                   ------------       ------------
         Total gross deferred tax assets             22,566,225         22,757,575
              Less valuation allowance              (22,464,056)       (22,252,820)
                                                   ------------       ------------
         Net deferred tax asset                         102,169            504,755
                                                   ------------       ------------

         Deferred tax liabilities:
              Depreciation                              102,169            278,631
              Original issue discount                        --            226,124
                                                   ------------       ------------
         Total gross deferred tax liabilities           102,169            504,755
                                                   ------------       ------------
         Deferred tax assets, net                  $         --       $         --
                                                   ------------       ------------


At December 31, 2002, the Company had net operating loss carry-forwards of $57,616,855, which expire beginning in the year 2012 through 2021.

Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, change of ownership.

                                    EXHIBITS


EXHIBIT         DESCRIPTION
-------         -----------

23.2            Consent of BDO Seidman, LLP

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.