Form 10KSB/A
period 2002-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2003-04-30
CIK 934851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file no. 000-21325

SYSTEMONE TECHNOLOGIES INC.

(Name of Small Business Issuer in Its Charter)

Florida	65-0226813

(State of Incorporation)	(I.R.S. Employer Identification No.)

8305 N.W. 27th Street, Suite 107, Miami, Florida	33122

(Address of Registrant’s Principal Executive Offices)	(Zip Code)

305-593-8015

(Issuer’s Telephone Number, Including Area Code)

Explanatory Note
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Compliance with Section 16(a) of the Securities Exchange Act of 1934
ITEM 10. EXECUTIVE COMPENSATION
Employment Contracts and Termination of Employment Arrangements
Incentive Plan
Option/SAR Grants in Last Fiscal Year
Aggregated Fiscal Year-End Option Value Table
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

Explanatory Note

     This amendment to the Form 10-KSB for the fiscal year ended December 31, 2002 of SystemOne Technologies Inc. is being filed to add Items 9 through 12 of Part III of the Form 10-KSB, which were omitted in reliance on General Instruction E(3) thereto.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their ages as of April 15, 2003 are as follows:

Name	Age	Position

Pierre G. Mansur	51	Chairman of the Board, President and Executive Director

Paul I. Mansur	52	Chief Executive Officer and Executive Director

Paul A. Biddelman	57	Director

Kenneth C. Leung	58	Director

Steven M. Healy	40	Director of Finance and Administration

     Pierre G. Mansur founded SystemOne Technologies Inc. Mr. Mansur has served as our Chairman and President since our inception in November 1990. From June 1973 to August 1990, Mr. Mansur served as President of Mansur Industries Inc., a privately held New York corporation, that operated a professional race engine machine shop. Mr. Mansur has over 20 years of advanced automotive and machinery operations experience, including developing innovative automotive machine shop applications; designing, manufacturing, customizing, modifying and retooling high performance engines and component parts; developing state of the art automotive and powerboat race engines which have consistently achieved world championship status; and, providing consulting services and publishing articles with respect to automotive technical research data. Mr. Mansur has conducted extensive research and development projects for several companies, including testing and evaluating engine parts and equipment for Direct Connection, a high performance racing division of the Chrysler Corporation; researching and developing specialized engine piston rings and coatings for Seal Power Corporation; researching high-tech plastic polymers for internal combustion engines for ICI Americas; and, designing and developing specialized high performance engine oil pan applications. Pierre Mansur is the brother of Paul I. Mansur. Pierre Mansur is a graduate of the City University of New York.

     Paul I. Mansur has been a Director since September 1993 and our Chief Executive Officer since September 1993. From September 1986 to July 1993, Mr. Mansur served as Chief Executive Officer of Atlantic Entertainment Inc., a privately held regional retail chain of video superstores. From March 1981 to September 1986, Mr. Mansur served as the Chief Executive Officer and President of Ameritrade Corporation, a privately held international distributor of factory direct duty free products. From June 1972 to March 1981, Mr. Mansur held various finance and operation positions, including Assistant Vice President Finance and Operations for Mott’s USA, Inc., a division of American Brands. Paul Mansur is the brother of Pierre G. Mansur. Paul Mansur is a graduate of the City University of New York.

     Paul A. Biddelman has been a Director of ours since May 2000. Mr. Biddelman is President of Hanseatic Corporation, a private investment company and a significant shareholder of ours. Mr. Biddelman joined Hanseatic early in 1992 from a merchant banking firm, which he co-founded in 1991. Prior to joining Hanseatic, he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated where he was active primarily in financing middle-market industrial companies. He holds an MBA from Harvard Business School, a JD from Columbia Law School, and a BS from Lehigh University. Mr. Biddelman serves on the Board of Directors of Celadon Group, Inc., Instituform Technologies, Inc., Six Flags, Inc., and Star Gas LLC (the general partner of Star Gas L.P.).

     Kenneth C. Leung has been a Director of ours since May 2000. Mr. Leung is a Managing Director of Sanders Morris Harris in New York City and is the Chief Investment Officer of Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund II, L.P., each a significant shareholder of ours. Prior to joining Sanders Morris Harris in 1995, Mr. Leung was a Managing Director at Salomon Smith Barney Inc., an investment banking firm. Mr. Leung holds an MBA in Finance from Columbia University and a BA in History from Fordham College. He serves on the Board of Directors of Avista Resources, Inc., Synagro Technologies, Inc., U.S. Plastic Lumber Corporation, U.S. Energy Corporation and Waterlink, Inc.

     Steven M. Healy has been our Director of Finance and Administration since January 2002. Mr. Healy served as our Director of Finance and Controller from July 2000 to December 2001. From March 1997 up to the date Mr. Healy joined us, Mr. Healy served as Director of Finance for Radiant Oil Company, Inc., a privately held fuel distributor, convenience store operator and real estate company. From January 1993 to March 1997, he served as Controller of United Leisure Industries, Inc., a privately held vertically integrated manufacturer, distributor and retailer for sport and recreational equipment. From January 1987 to December 1992, Mr. Healy served as an auditor for Deloitte & Touche LLP. Mr. Healy is a CPA and a graduate of the University of Florida.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of equity securities of the Company. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been complied with except that on December 23, 2002 Kenneth C. Leung acquired 3,000 shares of our common stock and such acquisition was inadvertently not disclosed within two business days following the date of the transaction on a Form 4, Statement of Changes of Beneficial Ownership of Securities. Mr. Leung filed a Form 4, Statement of Changes of Beneficial Ownership of Securities, disclosing the acquisition of the foregoing shares on January 6, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the aggregate compensation awarded to, earned by or paid to Pierre G. Mansur, our Chairman, Executive Director and President, Paul I. Mansur, our Executive Director and Chief Executive Officer, and Steven M. Healy, our Director of Finance and Administration (collectively, the “named executive officers”). None of our other officers earned compensation in excess of $100,000 during 2002. We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during these three fiscal years.

					Long Term
		Annual Compensation			Compensation

					Securities
Name and				Other Annual	Underlying
Principal Position	Year	Salary	Bonus	Compensation	Options

Pierre G. Mansur	2002	$175,000	—	—	21,000
Chairman and	2001	$160,000	—	—	33,333
President	2000	$150,000	—	—	25,532

Paul I. Mansur	2002	$175,000	—	—	17,500
Chief Executive Officer	2001	$160,000	—	—	33,333
	2000	$150,000	—	—	25,532

Steven M. Healy	2002	$120,000	—	—	12,000
Director of Finance	2001	$100,000	—	—	5,908
and Administration	2000	$42,500	—	—	6,500

Employment Contracts and Termination of Employment Arrangements

     On January 1, 2003, we entered into a 24-month employment agreement with Pierre G. Mansur, our Executive Director and President, which employment agreement superseded and replaced Mr. Mansur’s previous employment agreement with us. The employment agreement provides that Mr. Mansur’s base salary shall be $200,000 per annum through December 31, 2004 and any renewal period thereafter. In the event that Mr. Mansur is terminated for any reason other than for cause or total and permanent disability prior to the end of the agreement’s term, Mr. Mansur is entitled to receive (i) his salary payments for the remaining term of the agreement and (ii) continued benefit coverage for the remaining term of the agreement. During the term of the employment agreement and for three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing processes or knowledge or information with respect to our confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with our or any of our affiliates’ business of automotive and industrial parts washers and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates for three years following such termination.

     On January 1, 2003, we also entered into a 24-month employment agreement with Paul I. Mansur, our Executive Director and Chief Executive Officer, which employment agreement superseded and replaced Mr. Mansur’s previous employment agreement with us. The employment agreement provides that Mr. Mansur’s base salary shall be $200,000 per annum through December 31, 2004 and any renewal period thereafter. In the event that Mr. Mansur is terminated for any reason other than for cause or total and permanent disability prior to the end of the agreement’s term, Mr. Mansur is entitled to receive (i) his salary payments for the remaining term of the agreement and (ii) continued benefit coverage for the remaining term of the agreement. During the term of the employment agreement and for three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding our patents, research and development, manufacturing processes or knowledge or information with respect to our confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with our or any of our affiliates’ business of automotive and industrial parts washers and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with us or any of our affiliates for three years following such termination.

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

     The persons eligible to receive awards under our incentive plan are our officers, directors, employees and independent contractors. Under our incentive plan, our non-employee directors are only eligible to receive automatic formula grants of stock options and restricted stock as described below and the independent contractors we engage are only eligible to receive stock options.

     Our incentive plan is administered by our compensation committee. Subject to the terms of the incentive plan, our compensation committee is authorized to (i) select eligible persons to receive awards, (ii) determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, (iii) specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), (iv) set other terms and conditions of awards, prescribe forms of award agreements, (v) interpret and specify rules and regulations relating to the incentive plan, and (vi) make any other determinations that may be necessary or advisable for the administration of our incentive plan.

     In addition, our incentive plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, stock appreciation rights, restricted shares of common stock, deferred shares of common stock, shares granted as a bonus or in lieu of other obligations owed by us, and other stock-based awards granted to any one participant may not exceed 250,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as a final annual incentive award or other cash award in any fiscal year to any one participant is $1,000,000 and the maximum amount that may be earned as a final performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

     Our incentive plan provides that each non-employee director shall receive (i) on the date of his or her appointment as a director of ours an automatic grant of an option to purchase 3,500 shares of our common stock and (ii) each year, on the day we issue our earnings release for the prior fiscal year, an automatic grant of an option to purchase 3,500 shares of common stock. Such options will have a term of 7 years and become exercisable at the rate of one-third per year commencing on the first anniversary of the date of grant; provided, however, that the options become fully exercisable in the event that, while serving as a director of ours, the non-employee director dies, or suffers a “disability,” or “retires”, as such terms are defined in the incentive plan. The per share exercise price of all options granted to non-employee directors will be equal to the fair market value of a share of common stock on the date such option is granted, subject to certain minimum exercise prices as may be defined by our compensation committee.

Option/SAR Grants in Last Fiscal Year

     The table below sets forth the following information with respect to options granted to the named executive officers during 2002:

•	the number of shares of common stock underlying options granted during the year;

•	the percentage that such options represent of all options granted to employees during the year;

•	the exercise price; and

•	the expiration date.

	Individual Grants

		Percent of Total
	Number of	Options/
	Securities	SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price ($/Sh)	Date

Pierre G. Mansur	21,000	19.4%	$2.50	4/2/09
Chairman of the Board and President

Paul I. Mansur	17,500	16.1%	$2.50	4/2/09
Chief Executive Officer

Steven M. Healy	12,000	11.1%	$2.50	4/2/09
Director of Finance and Administration

Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options held by our named executive officers as of December 31, 2002. No stock options were exercised by the named executive officers during 2002. No stock appreciation rights have been granted or are outstanding.

			Number of Securities Underlying
			Unexercised Options at FY-End		Value of Unexercised In-The-
	Shares		December 31, 2002		Money Options at FY-End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Pierre G. Mansur	0	$0	127,560	25,111	(2)	(2)
Paul I. Mansur	0	$0	115,371	22,778	(2)	(2)
Steven M. Healy	0	$0	12,272	12,136	(2)	(2)

(1)	The closing price of the common stock as reported on the Over-the-Counter Bulletin Board on December 31, 2002, the last trading day for such year, was $0.65.

(2)	The option exercise prices exceed $0.65 and accordingly, such options are not “in-the-money.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Our voting securities outstanding on April 11, 2003 consisted of 4,940,065 shares of common stock, 67,776 shares of Series B Convertible Preferred Stock, 89,774 shares of Series C Convertible Preferred Stock and 24,808 shares of Series D Convertible Preferred Stock. The following table shows as of April 11, 2003, the amount of voting securities beneficially owned by (i) each of our directors, (ii) each of our executive officers named in the Summary Compensation Table below, (iii) all of our directors and executive officers as a group and (iv) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities. Unless otherwise provided, the address of each holder listed under the heading “Common Stock” is c/o SystemOne Technologies Inc., 8305 N.W. 27th Street, Suite 107, Miami, Florida 33122.

	Aggregate Number	Acquirable		Total Number
	of Shares	Within		of Shares of Class		Percentage
	Beneficially Owned	60 Days		Beneficially Owned		of Shares of Class
Name	(a)	(b)		(columns (a)+(b))		Outstanding

Common Stock

Pierre G. Mansur	1,961,750	127,560	(1)	2,089,310		41.2%
Paul I. Mansur	—	115,371	(1)	115,371		*
Steven M. Healy	5,000	12,272	(1)	12,272		*
Paul A. Biddelman(2)	—	8,167	(1)	8,167		*
Kenneth C. Leung(3)	20,750 (4)	8,167	(1)	28,917		*
All directors and executive officers as a group (5 persons)	1,987,500	271,537	(1)	2,259,037		43.3%
Environmental Opportunities Fund II (Institutional), L.P.(5)	—	1,655,585	(6)	1,655,585	(6)	25.1%
Environmental Opportunities Fund II, L.P.(5)	—	450,021	(7)	450,021	(7)	8.3%
Environmental Opportunities Fund, L.P.(5)	—	579,349	(8)	579,349	(8)	10.5%
Hanseatic Americas LDC(9)	—	3,801,314	(10)	3,801,314	(10)	43.5%
Gerlach & Co.(11)	—	546,801	(12)	546,801	(12)	10.0%
Safety-Kleen Systems, Inc.(13)	—	1,134,615	(14)	1,134,615	(14)	18.7%
Whiting & Co.(15)	—	697,171	(16)	697,171	(16)	12.4%

Series B Convertible Preferred Stock
Environmental Opportunities Fund II (Institutional), L.P.(5)	31,991	—		31,991		47.2%
Environmental Opportunities Fund II, L.P.(5)	8,675	—		8,675		12.8%
Environmental Opportunities Fund, L.P.(5)	27,110	—		27,110		40.0%

Series C Convertible Preferred Stock
Hanseatic Americas LDC(9)	89,774	—		89,774		100.0%

Series D Convertible Preferred Stock
Environmental Opportunities Fund II (Institutional), L.P.(5)	9,751	—		9,751		39.3%
Environmental Opportunities Fund II, L.P.(5)	2,655	—		2,655		10.7%
Hanseatic Americas LDC(9)	12,402	—		12,402		50.0%

*	Represents less than 1% of the outstanding stock of the class.

(1)	Reflects the number of shares that could be purchased by the holder by exercise of options granted under our incentive compensation plan as of April 11, 2003, or within 60 days thereafter.

(2)	Mr. Biddelman is the President of Hanseatic Corporation (“Corporation”) and he disclaims beneficial ownership as to any securities held by Hanseatic Americas LDC (“Americas”), Hansabel Partners LLC (“Partners”) or Corporation.

(3)	Mr. Leung is the Chief Investment Officer of Environmental Opportunities Fund, L.P. (“Fund I”), Environmental Opportunities Fund II, L.P. (“Fund II”), Environmental Opportunities Fund II (Institutional), L.P. (“Institutional” and collectively, the “Environmental Funds”) and he disclaims beneficial ownership as to any securities held by the Environmental Funds.

(4)	Reflects 20,750 shares of Common Stock registered in the name of Mr. Leung’s 401(k) Retirement Savings Plan.

(5)	The address for each of the Environmental Funds is c/o Sanders Morris Harris, 3100 Chase Tower, Houston, Texas 77002.

(6)	Reflects 31,991 shares of Series B Convertible Preferred Stock that are immediately convertible into 683,632 shares of Common Stock at a conversion price of $4.68 per share; 9,751 shares of Series D Convertible Preferred Stock that are immediately convertible into 278,589 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 224,571 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; a Warrant to purchase 370,543 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 98,250 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(7)	Reflects 8,675 shares of Series B Convertible Preferred Stock that are immediately convertible into 185,392 shares of Common Stock at a conversion price of $4.68 per share; 2,655 shares of Series D Convertible Preferred Stock that are immediately convertible into 75,850 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 61,143 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; a Warrant to purchase 100,886 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 26,750 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(8)	Reflects 27,110 shares of Series B Convertible Preferred Stock that are immediately convertible into 579,349 shares of Common Stock at a conversion price of $4.68 per share.

(9)	Per a Schedule 13D filed thereby, Americas, Partners, Corporation and Mr. Wolfgang Traber claim shared voting and dispositive power of the securities held by Americas. The address for each of Americas, Partners, Corporation and Mr. Traber is c/o Howard Kailes, Esq., Krugman & Kailes LLP, Park 80 West-Plaza Two, Saddle Brook, New Jersey 07663.

(10)	Reflects 89,774 shares of Series C Convertible Preferred Stock that are immediately convertible into 2,564,857 shares of Common Stock at a conversion price of $3.50 per share; 12,402 shares of Series D Convertible Preferred Stock that are immediately convertible into 354,314 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 285,714 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; a Warrant to purchase 471,429 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 125,000 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(11)	The address of Gerlach & Co. is c/o Citibank N.A., 333 West 34th Street, 3rd Floor, New York, New York 10001.

(12)	Reflects shares issuable upon conversion of 81/4% Subordinated Convertible Notes due 2005 and a Warrant to purchase 200,000 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(13)	Per a Schedule 13D filed thereby, Safety-Kleen Systems, Inc. (“Systems”), Safety-Kleen Services, Inc. (“Services”) and Safety-Kleen Corp. (“Corp.”) claim shared voting and dispositive power of the securities held by Systems. The address of Systems, Services and Corp. is 5400 Legacy Drive Cluster II, Building 3, Plano, Texas 75024.

(14)	Reflects a Warrant to purchase 1,134,615 shares of Common Stock that is immediately exercisable at $3.50 per share.

(15)	The address of Whiting & Co. is 522 Fifth Avenue, 9th Floor, New York, New York 10036.

(16)	Reflects shares issuable upon conversion of 8 1/4% Subordinated Convertible Notes due 2005 and a Warrant to purchase 255,000 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1999, we issued an aggregate of 50,500 shares of Series B Convertible Preferred Stock, $1.00 par value per share, to Environmental Opportunities Fund, L.P., Environmental Opportunities Fund (Cayman), L.P., Environmental Opportunities Fund II, L.P., and Environmental Opportunities Fund II (Institutional), L.P. for an aggregate purchase price of $5,050,000. Subsequent to such date we issued an additional 17,276 shares of Series B Convertible Preferred Stock as paid-in-kind dividends. Also subsequent to such date, all shares held by Environmental Opportunities Fund (Cayman), L.P. were transferred to Environmental Opportunities Fund, L.P. Mr. Kenneth C. Leung, one of our directors, is the Chief Investment Officer of each of the aforementioned funds.

     In August 1999, we issued 69,000 shares of Series C Convertible Preferred Stock, $1.00 par value per share, to Hanseatic Americas LDC for an aggregate purchase price of $6,900,000. Subsequent to such date we issued an additional 20,774 shares of Series C Convertible Preferred Stock as paid-in-kind dividends. Mr. Paul A. Biddelman, one of our directors, is the President of Hanseatic Corporation, which controls Hanseatic Americas LDC.

     In May 2000, we issued an aggregate of 20,000 shares of Series D convertible preferred stock, par value $1.00 per share, and warrants (the “May Warrants”) to purchase an aggregate of 363,636 shares of common stock, to Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund (Institutional), L.P. for an aggregate purchase price of $2,000,000. Subsequent to such date we issued an additional 4,808 shares of Series D Convertible Preferred Stock as paid-in-kind dividends. In connection with the execution of the Subordinated Loan Agreement and the issuance of the Lender Warrants (each as described below), the May Warrants were adjusted to be exercisable for an aggregate of 571,428 shares of Common Stock.

     We are also party to a Shareholders Agreement dated May 2, 2000 with the holders of our preferred stock and Pierre Mansur, pursuant to which, Messrs. Paul A. Biddelman and Kenneth C. Leung were appointed to our Board of Directors on May 29, 2000. The holders of our preferred stock are also entitled to nominate one or more additional individuals to establish a controlling majority on our Board. In addition, among other things, the Shareholders Agreement provides that certain decisions to be made by our Board, including authorization of any merger or similar transaction or material acquisition, the issuance of certain securities or the employment of senior management, require concurrence of the directors designated by the holders of our preferred stock.

     On August 7, 2000 (the “Issuance Date”), we entered into a Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (collectively, the “Lenders”), as amended on November 10, 2000, November 30, 2000, February 27, 2002, September 30, 2002 and December 9, 2002 (collectively the “Subordinated Loan Agreement”), under which we borrowed an aggregate principal amount of $3,300,000. These borrowings are evidenced by promissory notes (the “Subordinated Promissory Notes”), maturing December 31, 2005 (extended from February 23, 2003 in connection with our 2002 debt restructuring described in Part I of this Annual Report on Form 10-KSB), subject to prepayment at any time at our option and mandatory prepayment to the extent of any proceeds received by us from the sale of any new securities or the borrowing of any additional money (other than purchase money debt and borrowings under the Senior Revolver). The Subordinated Promissory Notes bear interest at the rate of 10% per annum (reduced from 16% in connection with our 2002 debt restructuring described in Part I of this Annual Report on Form 10-KSB) until final repayment in full of such Subordinated Promissory Notes. Our obligations under the Subordinated Loan Agreement are secured by a lien on substantially all of our assets other than our intellectual property although such obligations have been subordinated to the Senior Revolver. Pursuant to the Subordinated Loan Agreement we issued warrants to purchase an aggregate of up to 942,858 shares of our common stock at $3.50 per share (the “August Warrants”). Interest accrued under the Subordinated Loan Agreement during 2002 amounted to $466,696.

     On November 30, 2000, we entered into a revolving credit loan agreement (the “Senior Revolver”) with Hansa Finance Limited Liability Company (“Hansa”), as amended on February 15, 2003, that provides us with a revolving line of credit for up to $5,000,000 with a scheduled maturity date of May 30, 2005 (extended from May 30, 2003 pursuant to the amendment entered into on February 15, 2003). In connection with the Senior Revolver, we granted Hansa a security interest in substantially all of our assets including our intellectual properties. Pursuant to the Senior Revolver, we may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement plus an amount based on our receivables and inventory. The

Advance Supplement is $2,500,000 until maturity. Amounts advanced under the Senior Revolver accrue interest at the rate of 14% per annum payable monthly in arrears commencing December 31, 2000. As of March 31, 2003, amounts advanced under the Senior Revolver totaled $4,517,248 and interest paid to Hansa during 2002 amounted to $662,208. Hansa is controlled indirectly by Hanseatic Corporation and Paul Biddelman, one of our directors, who is the President of Hanseatic Corporation.

     On February 27, 2002, we entered into a Third Amendment (the “Amendment”) to the Subordinated Loan Agreement changing the terms upon which the Additional Warrants (as defined therein) would be issued.

     In connection with the Amendment, on February 27, 2002, we and Lenders, Hanseatic Americas LDC, Environmental Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (collectively, with the Lenders, the “Investors”), entered into a Letter Agreement suspending our registration obligations for shares of common stock issuable upon conversion of shares of Series B, C and D Preferred Stock which we issued to the Investors until we receive notification from the Investors holding shares with a current market value of at least $1,000,000 requesting that we register such shares.

     In connection with our debt restructuring on December 9, 2002, we issued 750,000 warrants to the holders of our 81/4% Subordinated Convertible Notes that would have triggered certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) the May Warrants and (iii) the August Warrants (collectively, the “Outstanding Warrants”). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of an aggregate of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. Also in connection with the debt restructuring, the holders of the Company’s outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006. Additionally, pursuant to the debt restructuring described in Part I of this Annual Report on Form 10-KSB Gerlach & Co. and Whiting & Co. (named in the table of beneficial owners set forth in Item 11) exchanged then outstanding 8 1/4% Subordinated Convertible Notes due February 23, 2003 (“Old Notes”) in the aggregate principal amounts together with accrued interest of $5,895,618 and $7,516,913, respectively, for (i) 8 1/4% Subordinated Convertible Notes due December 31, 2005 in the aggregate principal amount of $2,962,467 and $3,777,146, respectively, bearing interest which when due was added at our option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash, plus (ii) 8 1/4% Subordinated Convertible Notes due December 31, 2005 in the aggregate principal amount of $2,962,467 and $3,777,146, respectively, bearing interest which when due may be added to the principal amount for the life of such notes and (iii) warrants for the purchase of an aggregate of 200,000 and 255,000 shares of our common stock at an exercise price of $.01 per share expiring on December 31, 2005, respectively.

     We are party to an Exclusive Marketing and Distribution Agreement with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, “Safety-Kleen”), under which Safety-Kleen acts as exclusive distributor for our parts washers in the United States, Canada, Puerto Rico and Mexico. During 2002 and 2001, we sold to Safety-Kleen 10,218 and 10,053 units and were paid by Safety-Kleen $17,719,726 and $17,045,312, respectively. The initial five year term of this agreement expires in December 2005 and provides for minimum purchase amounts of 12,500, 15,000 and 18,000 units in 2003, 2004 and 2005, respectively. In connection with the execution of the Exclusive Marketing and Distribution Agreement, we issued Safety-Kleen warrants to purchase up to 1,134,615 shares of our Common Stock at a price of $3.50 per share.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K.

     In addition to the Exhibits listed in our Annual Report on Form 10-KSB filed March 31, 2003, the following exhibits are filed herewith:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of Director of Finance and Administration Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYSTEMONE TECHNOLOGIES INC.

Dated: April 30, 2003	By: /s/ PAUL I. MANSUR

Chief Executive Officer (Principal Executive Officer)

By: /s/ STEVEN M. HEALY

Director of Finance and Administration

CERTIFICATION

I, Paul I. Mansur, Chief Executive Officer SystemOne Technologies Inc., certify that:

     1.     I have reviewed this annual report on Form 10-KSB/A of SystemOne Technologies Inc.;

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the #gEvaluation Date#h); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Paul I. Mansur Paul I. Mansur Chief Executive Officer

CERTIFICATION

I, Steven M. Healy, Director of Finance and Administration of SystemOne Technologies Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of SystemOne Technologies Inc.;

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the #gEvaluation Date#h); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Steven M. Healy Steven M. Healy Director of Finance and Administration