Form 10QSB
period 2003-03-31
SYSTEMONE TECHNOLOGIES INC
filed 2003-05-15
CIK 934851

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                YES [X]   NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 4,940,065 SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MAY 15, 2003.

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003


PART I   FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)                                     3

                  Condensed Balance Sheets-
                  As of March 31, 2003 (unaudited) and December 31, 2002                         3

                  Condensed Statements of Operations-
                  For the three months ended  March 31, 2003 and 2002 (unaudited)                4

                  Condensed Statements of Cash Flows-
                  For the three months ended March 31, 2003 and 2002 (unaudited)                 5

                  Notes to Condensed Financial Statements (unaudited)                            6

Item 2.           Management's Discussion and Analysis or Plan of Operation                      12

Item 3.           Controls and Procedures                                                        19

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                              21

Item 2.           Changes in Securities and Use of Proceeds                                      21

Item 3.           Defaults Upon Senior Securities                                                21

Item 4.           Submission of Matters to a Vote of Security Holders                            22

Item 5.           Other Information                                                              22

Item 6.           Exhibits and Reports on Form 8-K                                               22

                  Signatures                                                                     23

                  Certifications                                                                 24


                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS

                 (In thousands, except share and per share data)


                                                                         March 31,       December 31,
                                                                           2003               2002
                                                                         ---------       ------------
                                                                        (UNAUDITED)
                            ASSETS
Current assets:
    Cash and cash equivalents                                          $    583             $    505
    Receivables, net of allowance of $123 and $123                        3,730                2,586
    Inventories                                                           1,359                1,251
    Prepaid and other assets                                                287                  384
                                                                       --------             --------
        Total current assets                                              5,959                4,726

Property and equipment, net                                               1,046                1,133
Non-current portion of receivables, net of discount                       2,135                2,009
Other assets                                                                280                  316
                                                                       --------             --------
        Total assets                                                   $  9,420             $  8,184
                                                                       ========             ========

             LIABILITIES, REDEEMABLE CONVERTIBLE
          PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                              $  1,650             $  1,253
    Warranty accrual                                                        402                  435
    Deferred revenue                                                         99                  106
    Current installments of long-term debt and obligations
       under capital leases                                                 339                  142
                                                                       --------             --------
        Total current liabilities                                         2,490                1,936

Long-term debt                                                           30,692               30,835
Warranty accrual, non-current                                               266                  239
                                                                       --------             --------
        Total liabilities                                                33,448               33,010
                                                                       --------             --------

Commitments and contingencies

Redeemable convertible preferred stock, $1.00 par value per
  share. Authorized 1,500,000 shares, 185,973 issued and
  Outstanding (182,270 in 2002), at liquidation value                    18,597               18,227
    Less unamortized discount                                              (827)              (1,008)
                                                                       --------             --------
        Net redeemable convertible preferred stock                       17,770               17,219
                                                                       --------             --------

Stockholders' deficit:
    Common stock, $0.001 par value per share. Authorized
        25,000,000 shares, issued and outstanding 4,940,065
        (4,742,923 in 2002)                                                   5                    5
    Additional paid-in capital                                           20,723               20,723
    Deficit                                                             (62,526)             (62,773)
                                                                       --------             --------
             Total stockholders' deficit                                (41,798)             (42,045)
                                                                       --------             --------
             Total liabilities, redeemable convertible
               preferred stock and stockholders' deficit               $  9,420             $  8,184
                                                                       ========             ========



See accompanying notes to condensed financial statements (unaudited).

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                 (In thousands, except share and per share data)



                                                            March 31,          March 31,
                                                              2003                2002
                                                            ---------          ---------
Revenue                                                      $ 5,624             $ 4,454
Costs of goods sold                                            3,379               2,609
                                                             -------             -------
                   Gross profit                                2,245               1,845
                                                             -------             -------

Operating expenses:
     Selling, general and administrative                         654                 695
     Research and development                                     97                  72
                                                             -------             -------
                   Total operating expenses                      751                 767
                                                             -------             -------

                   Profit from operations                      1,494               1,078
                                                             -------             -------

Interest expense                                                (798)               (943)
Interest income                                                  119                  73
                                                             -------             -------
                   Interest expense, net                        (679)               (870)
                                                             -------             -------

Income before income tax provision                               815                 208
                                                             -------             -------
Income tax provision                                              16                  --
                                                             -------             -------

Net income                                                       799                 208

Dividends and accretion of discount on redeemable
    convertible preferred stock                                 (552)               (523)
                                                             -------             -------

Net income (loss) to common shares                           $   247             $  (315)
                                                             =======             =======

Basic net income (loss) per common share                     $   .05             $  (.07)
                                                             =======             =======

Diluted net income (loss) per common share                   $   .04             $  (.07)
                                                             =======             =======


See accompanying notes to condensed financial statements (unaudited) .

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                 (In thousands)



                                                                         March 31,          March 31,
                                                                           2003               2002
                                                                         ---------          ---------

Cash flows provided by operating activities:
     Net income                                                           $   799             $ 208
     Adjustments to reconcile net income to net
           cash provided by operating activities:
      Depreciation                                                            116               132
      Amortization of debt issue costs                                         36                75
      Interest accrued on convertible debt and amortization of
         note discounts                                                       605               704
      Recoveries of doubtful accounts                                          --               (33)
      Changes in operating assets and liabilities:
         Receivables                                                       (1,270)             (525)
         Inventories                                                         (108)             (151)
         Prepaid and other assets                                              97               (66)
         Accounts payable and accrued expenses                                397              (196)
         Warranty accrual                                                      (6)             (110)
         Deferred revenue                                                      (7)               --
                                                                          -------             -----
                  Net cash provided by operating activities                   659                38
                                                                          -------             -----

Cash flows used in investing activities:
   Purchase of equipment                                                       (6)              (14)
                                                                          -------             -----
                  Net cash used in investing activities                        (6)              (14)
                                                                          -------             -----

Cash flows used in financing activities:
   Repayments of long-term debt                                              (529)               --
   Repayments of capital lease obligations                                    (46)              (71)
                                                                          -------             -----
                 Net cash used in financing activities                       (575)              (71)
                                                                          -------             -----

                 Net increase (decrease) in cash and cash
                       equivalents                                             78               (47)

Cash and cash equivalents at beginning of period                              505                59
                                                                          -------             -----

Cash and cash equivalents at end of period                                $   583             $  12
                                                                          =======             =====

   Supplemental disclosures:

   Cash paid for interest                                                 $   159             $ 164
                                                                          -------             -----
   Non-cash financing and investing activities
     Acquisition of equipment through a capital lease                     $    23             $  --
                                                                          -------             -----


See accompanying notes to condensed financial statements (unaudited).

                           SYSTEMONE TECHNOLOGIES INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

SystemOne Technologies Inc. (the "Company") designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the "SystemOne(R) Washers"), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded 11 patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvent and yield pure solvent and a by-product comparable to used motor oil. The SystemOne(R) Washer integrates a distillation and recovery process which allows the solvent to be used, treated and re-used on demand, without requiring off-site processing. The Company was incorporated in November 1990 and commenced the sale of SystemOne(R) Washers in July 1996 and began to generate significant revenue from product sales in 1997.

The Company's operating expenses, however, increased significantly between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. As a result, the Company could not sustain the cost of this marketing and distribution organization, and elected to enter into an exclusive marketing agreement, as described below in footnote 2, and began shipping SystemOne(R) parts washer equipment to Safety-Kleen, as defined below, in January 2001. During 2000, the Company's operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

The Company restructured its operations in the fourth quarter of 2000 related to implementing the Exclusive Marketing Agreement, as defined below, with Safety-Kleen.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2003 presentation.

(2) LIQUIDITY

The Company continues to operate under the Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"). Safety-Kleen currently operates as a debtor in possession under the protection of the bankruptcy court.

The Exclusive Marketing Agreement (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for certain models of the Company's parts washing equipment in the United States, Puerto Rico, Canada and Mexico (the "Territory"), and (b) obligates Safety-Kleen to purchase minimum quantities of the Company's parts washing equipment for each contract year through December 26, 2005, the initial term of the Exclusive Marketing Agreement. The Exclusive Marketing Agreement may be extended for two additional five-year terms subject to the parties reaching an agreement in writing as to Safety-Kleen's minimum purchase commitments for each contract year during any renewal term. The initial term of the Exclusive Marketing Agreement is not terminable except for cause or mutual agreement. The Company retains the rights to sell, lease, rent and service all of the Company's parts washing equipment outside the Territory and, subject to Safety-Kleen's right of first offer, other product lines within the Territory.

The minimum annual sales under the Exclusive Marketing Agreement escalated from 10,000 equivalent units during each of the first two contract years to 12,500 equivalent units in year three (which began December 26, 2002), 15,000 equivalent units in year four (beginning December 26, 2003) and 18,000 equivalent units in year five (beginning December 26, 2004), at specified prices, including deferred payments on each unit sold, payable in equal installments.

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period and is accounted for as set forth in Note 4 to the condensed financial statements.

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

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005 to repay long term debt, accrued interest and redeemable preferred stock as follows:


                      DEBT PLUS INTEREST       PREFERRED STOCK                  TOTAL
                      -------------------   ----------------------     -------------------------

             2003            $   114,861            $          --                   $   114,861
             2004                 11,175                                                 11,175
             2005             35,025,535                                             35,025,535
             2006                                    23,618,000 *                    23,618,000
                      -------------------   ----------------------     -------------------------
            Total            $35,151,571            $23,618,000                     $58,769,571
                      ===================   ======================     =========================

         * Assuming no pre-payment of Subordinated Convertible Notes.

The Company entered into an agreement on February 15, 2003 to extend the maturity from May 30, 2003 to May 30, 2005 of the Company's Senior Revolver.

(3) STOCK BASED COMPENSATION

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Company's stock compensation plan. No compensation cost is reflected in the Company's net income related to the stock option plans for the periods presented because all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. Had the expense for the Company's stock-based compensation been determined using the fair value method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation" and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


FOR THE THREE MONTHS
ENDED MARCH 31,                                                          2003                   2002
                                                                  --------------------    ------------------

Net income (loss) to common shares:
   As reported                                                                   $247               $(315)
   Incremental compensation expense                                              (21)                 (61)
                                                                  --------------------    ------------------
   As adjusted                                                                    226                (376)
                                                                  ====================    ==================

Basic earnings (loss) per share:
   As reported                                                                    .05                (.07)
   As adjusted                                                                    .05                (.08)

Diluted earnings (loss) per share
   As reported                                                                    .04                (.07)
   As adjusted                                                                    .04                (.08)


(4) REVENUE RECONGITION

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit sold to Safety-Kleen is due on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes imputed interest income over the discount period as the deferred portion of the purchase price is amortized over the scheduled payment period. At March 31, 2003, approximately $1,578,000 was included in receivables representing the then current portion of the installment payments and approximately $2,135,000 is due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate were to vary by 100 basis points up or down, the Company's annual pre-tax income would vary by approximately $41,000.

(5) EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands)



FOR THE THREE MONTHS
ENDED MARCH 31,

                                                    2003                                              2002
                               ---------------------------------------------    -----------------------------------------------
                                  Income           Shares       Per-Share       Income/(Loss)          Shares       Per-Share
                                (Numerator)    (Denominator)      Amount         (Numerator)        (Denominator)    Amount
                               -------------- ----------------- ------------    ---------------- ---------------- -------------

Earnings per common share:
Net income (loss)                       $799             4,881        $.16                $208            4,743          $.04
   Dividends on
   Redeemable
   Convertible
   Preferred stock                     (552)                                             (523)
                               -------------- ----------------- ------------    ---------------- ---------------- -------------
Net income (loss) applicable
to common shareholders                  $247             4,881        $.05              ($315)            4,743        ($.07)

Effect of dilutive
securities:
   Warrants                                                847
                               -------------- ----------------- ------------    ---------------- ---------------- -------------
Net income (loss) applicable
to common shareholders plus
assumed conversions                     $247             5,728        $.04              ($315)            4,743        ($.07)
                               -------------- ----------------- ------------    ---------------- ---------------- -------------


Warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares, 571,428 shares and 1,134,615 shares at $19.50, $11.50, $3.50, $3.50 and $3.50 per share respectively, Convertible Preferred Stock Series B, C & D and Subordinated Convertible Notes of $6,372,681, $8,465,694 and $2,334,781 and $21,163,277
convertible at $4.68, $3.50, $3.50 and $17.00 respectively, in addition to 503,966 stock options with exercise prices ranging from $19.50 to $3.50 were outstanding as of March 31, 2002, but were not included in the computation of diluted EPS as they are antidilutive due to the Company's loss.

Warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares, 571,428 shares and 1,134,615 shares at $19.50, $11.50, $3.50, $3.50 and $3.50 per share respectively, Convertible Preferred Stock Series B, C & D and Subordinated Convertible Notes of $6,909,325, $9,156,540 and $2,531,456 and $22,676,671
convertible at $4.68, $3.50, $3.50 and $17.00 respectively, in addition to 533,716 stock options with exercise prices ranging from $19.50 to $ 2.50 were outstanding as of March 31, 2003, but were not included in the computation of diluted EPS as the respective conversion or exercise prices were greater than the average market price of the common shares.

(6) STOCKHOLDERS' DEFICIT

On January 28, 2003, 200,000 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 200,000 warrants were converted to 197,142 shares of the Company's common stock at the market price of $.70 on the day of the conversion.


(7) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards ("NOLs") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full. The current income tax provision of $16,000 represents the Company's alternative minimum tax liability for the three months ended March 31, 2003. There was no such provision for the period ended 2002.

(8) NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not materially impact the Company's financial position or results of operations.


In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement was effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements are effective for the Company's March 31, 2003 financial statements. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, in the December 31, 2002 financial statements the Company has incorporated the enhanced disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

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

In June 2002, the Company began the process of attaining ISO 9001:2000 certification. ISO 9001:2000 is part of a family of international quality standards which require the Company to establish and maintain a quality system. The Company's quality system will include internal quality audits, corrective and preventive action systems, management review and continual third party assessments. This quality system is being implemented to ensure maximum customer satisfaction by offering the highest quality product. The Company expects to be certified by Perry Johnson, Inc., a training, consulting and implementation firm, in the 3rd quarter of 2003.

In December 2002, the Company completed an exchange of its then outstanding (1) 8.25% Subordinated Convertible Notes due February 23, 2003, and (2) 16% Promissory Notes due November 30, 2002 for now outstanding (x) 8.25% Subordinated Convertible Notes due December 31, 2005, (y) 10% Promissory Notes due December 31, 2005, and (z) warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share (the "Exchange"). See "Liquidity and Capital Resources" for a detailed discussion of the Exchange.

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

The Company entered into an agreement on February 15, 2003 to extend the maturity of the Company's Senior Revolver from May 30, 2003 to May 30, 2005.

On January 28, 2003, 200,000 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 200,000 warrants were converted to 197,142 shares of the Company's common stock at the market price of $.70 on the day of the conversion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues increased by $1,170,000, or 26.3%, to $5,624,000 for the three months ended March 31, 2003 from $4,454,000 for the comparable period of 2002. The revenue increase was a result of (i) a 22.7% increase in units sold resulting from the increase in Safety Kleen's minimum annual purchase commitment from 10,000 equivalent units in the prior year to 12,500 equivalent units in 2003
(ii) a price increase of approximately 2.3% pursuant to the Exclusive Marketing Agreement and (iii) a 251.5% increase in parts sold to Safety-Kleen. Sales during the 2003 and 2002 periods were entirely to Safety-Kleen.

Gross margin as a percentage of sales was 39.9% and 41.4% for the three months ended March 31, 2003 and 2002, respectively. The decrease in gross margin is primarily due to higher raw material costs during the three months ended March
31, 2003 offset by reductions in production labor of approximately 7%   and
plant overhead of approximately 20% resulting from producing more units utilizing the existing personnel and facilities.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $654,000, a decrease of $41,000, or 5.9%, compared to selling, general and administrative expenses of $695,000 for the three months ended March 31, 2002. Despite an increase in sales of 26.3%, selling, general and administrative costs decreased due to a reduction in rent of $52,000 offset by an increase in insurance of $13,000. In the second quarter of 2002, the Company returned approximately 13,000 square feet of idle capacity to the landlord thereby reducing rent expense.

Research and development expenses increased by $25,000 from $72,000 for the three months ended March 31, 2002 to $97,000 for the three months ended March 31, 2003. The increase is due primarily to an increase in wages for the Company's engineers and increased expenditures for supplies necessary to develop the Company's new SystemOne(R) Spray Gun Washer, which is ready for commercial availability. The Company has shipped five units to prospective customers for free trials which were completed in the second quarter of 2003.

The Company recognized an operating profit of $1,494,000 for the three months ended March 31, 2003 compared to an operating profit of $1,078,000 for the comparable period in 2002. This improvement is due largely to the increase in minimum annual sales pursuant to the Exclusive Marketing Agreement discussed above.

Interest expense for the three months ended March 31, 2003 was $798,000, a decrease of $145,000 or 15.4% compared to interest expense of $943,000 for the three months ended March 31, 2002. The decrease in interest expense is due to
(i) fully amortizing in January 2002 debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 (ii) reducing the outstanding principal on the Senior Revolver and (iii) a reduction in the interest rate on the Subordinated Promissory Notes from 16% in 2002 to 10% in 2003. The decrease is partially offset by increased debt balances attributable to capitalization of accrued interest in connection with the December 9, 2002 debt restructuring.

Interest income increased $46,000 from $73,000 in the first quarter of 2002 to $119,000 in the first quarter of 2003. The increase is due primarily to the increase in the deferred portion of the sales price resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As more units are sold, the Company expects interest income and the receivable related to the deferred portion of the sales price to increase.

Income tax provision increased $16,000 from nothing in the first quarter of 2002 to $16,000 in the first quarter of 2003. The increase is due primarily to the alternative minimum tax payable as a result of the Company recognizing net income in the first quarter of 2003.

Dividends on redeemable convertible preferred stock increased by $29,000 or 5.5% to $552,000 for the three months ended March 31, 2003 from $523,000 for the comparable period of 2002. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

As a result of the foregoing, the Company recognized net income attributable to common shares of $247,000 for the three months ended March 31, 2003, an increase of $562,000 or 178.4% compared to a net loss attributable to common shares of $315,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2003 increased by $621,000 to $659,000, compared to net cash provided by operating activities of $38,000 for the three months ended March 31, 2002. The increase is primarily attributable to an increase in net income of $591,000 which increased from $208,000 for the three months ended March 31, 2002 to $799,000 for the three months ended March 31, 2003. This increase from net income is offset by an increase in receivables which is due to: (i) an increase in sales volume attributable to the 25% increase in equivalent units to be sold in 2003 (ii) the increase in the deferred portion of the sales price (iii) a 2.3% increase in the sales price and (iv) timing of cash collections. The deferred portion of the sales price will continue to increase as more units are shipped. The source of cash from the increase in accounts payable and accrued expenses is due primarily to more favorable terms with vendors and increased purchases to support the higher inventory levels necessary to sustain the contracted 25% increase in equivalent units to be sold in 2003.

Net cash used in investing activities for the three months ended March 31, 2003 was $6,000, a decrease of $8,000, compared to $14,000 used in investing activities during the comparable period of the prior year. This decrease is primarily a result of purchasing more manufacturing equipment with cash in the first three months of 2002 than in the same period in 2003. The Company purchased manufacturing equipment totaling approximately $23,000 through a capital lease during the quarter ended March 31, 2003.

Net cash used in financing activities for the three months ended March 31, 2003 was $575,000 compared to net cash used in financing activities of $71,000 for the three months ended March 31, 2002. The increase of $504,000 is due primarily to repayments on the Senior Revolver during the 2003 period compared to no repayments in the 2002 period. The Company is currently using available cash to pay down the Senior Revolver. The increase is offset by lower repayments of capital lease obligations due to several leases being paid off in 2002.

At March 31, 2003, the Company had working capital of $3,469,000 and cash and cash equivalents of $583,000, compared to working capital of $2,790,000 and cash and cash equivalents of $505,000 at December 31, 2002. The increase in working capital is primarily due to the increase in receivables attributable to accumulation of the current portion of the deferred portion of the purchase price which is offset in part by the increase in accounts payable and accrued expenses explained above.

The Company's material short-term financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $39,000 per month), installment payments for financed manufacturing equipment (approximately $17,000 per month), interest payments on the Company's 8.25% Subordinated Convertible Notes (approximately $151,000 per month) of which 50% accrues and 50% is paid in cash beginning January 1, 2003, interest under the Secured Notes (as defined below) which accrues and is due at maturity (approximately $37,000 per month) and interest payments on the Senior Revolver (up to approximately $54,000 per month). Dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares of such series.

The Company's primary sources of cash are proceeds from its sales to Safety-Kleen and the Senior Revolver. Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. In November 2002, Safety-Kleen filed a restructuring plan with the bankruptcy court and filed an amendment to the plan with the bankruptcy court in February 2003. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement, as defined, plus an amount based on the Company's receivables and inventory. As of March 31, 2003, there was approximately $860,000 credit available on the Senior Revolver.

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

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005 to repay long term debt, accrued interest and redeemable preferred stock as follows:



                      DEBT PLUS INTEREST       PREFERRED STOCK                  TOTAL
                      -------------------   ----------------------     -------------------------
             2003            $   114,861          $          --                     $   114,861
             2004                 11,175                                                 11,175
             2005             35,025,535                                             35,025,535
             2006                                    23,618,000 *                    23,618,000
                      -------------------   ----------------------     -------------------------
            Total            $35,151,571            $23,618,000                     $58,769,571
                      ===================   ======================     =========================

         *      Assuming no pre-payment of Subordinated Convertible Notes.

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

The Company entered into an agreement on February 15, 2003 to extend the maturity of the Company's Senior Revolver from May 30, 2003 to May 30, 2005.

CRITICAL ACCOUNTING POLICIES


Management believes the following policies are critical to an understanding of the Company's financial statements.


REVENUE RECOGNITION. The majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. The discount rate used is the Company's incremental borrowing rate which is determined to be the interest rate paid on its Senior Revolver of 14%. In addition, the Company recognizes interest income as the deferred portion of the purchase price is amortized over the scheduled payment period. At March 31, 2003, $1,578,000 was included in receivables representing the then current portion of the installment payments and $2,135,000 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. Based on the current level of the deferred portion of the purchase price, if the discount rate were to vary by 100 basis points, up or down, the Company's annual income would vary by approximately $41,000. The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $123,287 and $123,174 at December 31, 2002 and March 31, 2003, respectively. Pursuant to the Exclusive Marketing Agreement, the price charged to Safety-Kleen is determined annually based on the actual manufacturing costs incurred during a three month period in the latter part of the previous year.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the terms of each contract.

PRODUCT WARRANTY. The Company generally warrants that its products will be free of material defects during the three year warranty period. Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers including units sold before the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible for the cost of all parts required for service during the warranty period for all units sold. For units sold before the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units. The balance of the $500,000 fee due as of March 31, 2003 was $25,000 and was paid in full subsequent to quarter end. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the cost of all service, maintenance and repair during the warranty period. The Company accrues estimated standard warranty costs as the parts washers are sold to customers.

USE OF ESTIMATES. Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its products on a cost effective basis, market acceptance of the Company's products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the expansion of its services network and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen, the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products, the ability of the Company to successfully market and sell its products in international markets and commercialize new products under development, as well as other factors. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls") and its internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Director of Finance and Administration / Principal Financial Officer (PFO). Rules adopted by the SEC require that in this section of the Quarterly Report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND PFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report are "Certifications" of the CEO and the PFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley

Act of 2002 (the "Section 302 Certifications"). This section of this Quarterly Report is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized, recorded and reported; and (2) the Company's assets are safeguarded against unauthorized or improper use, to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

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

SCOPE OF THE CONTROLS EVALUATION. The CEO/PFO evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In accordance with SEC requirements, the CEO and PFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                  Current Report on Form 8-K filed March 18, 2003 reporting items 5 and 7

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SYSTEMONE TECHNOLOGIES INC.


Date: May 15, 2003                    /s/ Paul I. Mansur
                                      -----------------------------------------
                                      PAUL I. MANSUR
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date: May 15, 2003                    /s/ Steven M. Healy
                                      -----------------------------------------
                                      STEVEN M. HEALY
                                      Director of Finance and Administration
                                      (Principal Financial Accounting Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003
                                          /s/ Paul I. Mansur
                                          -------------------------
                                          Paul I. Mansur
                                          Chief Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003
                                          /s/ Steven M. Healy
                                          -------------------------------------
                                          Steven M. Healy
                                          Director of Finance and Administration
                                          (Principal Financial Officer)