Form 10QSB
period 2003-06-30
SYSTEMONE TECHNOLOGIES INC
filed 2003-08-14
CIK 934851

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                          COMMISSION FILE NO. 000-21325


                           SYSTEMONE TECHNOLOGIES INC.
        ------------------------------------------------------------------
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








APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 4,960,087 SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 11, 2003.

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                                                                                 PAGE
                                                                                                 ----

PART I            FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets-
                  As of June 30, 2003 (unaudited) and December 31, 2002                          3

                  Condensed Statements of Operations-
                  For the three and six months ended June 30, 2003 and 2002 (unaudited)          4

                  Condensed Statements of Cash Flows-
                  For the six months ended June 30, 2003 and 2002 (unaudited)                    5

                  Notes to Condensed Financial Statements (unaudited)                            6

Item 2.           Management's Discussion and Analysis or Plan of Operation                      14

Item 3.           Controls and Procedures                                                        26

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                              29

Item 2.           Changes in Securities and Use of Proceeds                                      29

Item 3.           Defaults Upon Senior Securities                                                29

Item 4.           Submission of Matters to a Vote of Security Holders                            29

Item 5.           Other Information                                                              30

Item 6.           Exhibits and Reports on Form 8-K                                               30

                  Signatures                                                                     31

                  Certifications



                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                    June 30,        December 31,
                                                                      2003              2002
                                                                    --------        -------------
                                                                   Unaudited
                            ASSETS
Current assets:
    Cash and cash equivalents                                       $  1,009          $    505
    Receivables, net of allowance of $123 and $123                     3,576             2,586
    Inventories                                                        1,467             1,251
    Prepaid and other assets                                             245               384
                                                                    --------          --------
        Total current assets                                           6,297             4,726

Property and equipment, net                                              954             1,133
Non-current portion of receivables, net of discount                    2,206             2,009
Other assets                                                             246               316
                                                                    --------          --------
        Total assets                                                $  9,703          $  8,184
                                                                    ========          ========

             LIABILITIES, REDEEMABLE CONVERTIBLE
          PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                           $  1,751          $  1,253
    Warranty accrual                                                     611               435
    Deferred revenue                                                      89               106
    Current installments of long-term debt and obligations
       under capital leases                                              104               142
                                                                    --------          --------
        Total current liabilities                                      2,555             1,936

Long-term debt                                                        30,321            30,835
Warranty accrual, non-current                                            207               239
                                                                    --------          --------
        Total liabilities                                             33,083            33,010
                                                                    --------          --------

Commitments & contingencies

Redeemable convertible preferred stock, $1.00 par value per
  share. Authorized 1,500,000 shares, 189,668 and
  182,270 issued and outstanding at liquidation value                 18,967            18,227
    Less unamortized discount                                           (645)           (1,008)
                                                                    --------          --------
        Net redeemable convertible preferred stock                    18,322            17,219
                                                                    --------          --------

Stockholders' deficit:
    Common stock, $0.001 par value per share. Authorized
       25,000,000 shares, issued and outstanding 4,959,779
       and 4,742,923                                                       5                 5
    Additional paid-in capital                                        20,723            20,723
    Deficit                                                          (62,430)          (62,773)
                                                                    --------          --------
             Total stockholders' deficit                             (41,702)          (42,045)
                                                                    --------          --------
             Total liabilities, redeemable convertible
                 preferred stock and stockholders' deficit          $  9,703          $  8,184
                                                                    ========          ========



See accompanying notes to condensed financial statements (unaudited).

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                 (In thousands, except share and per share data)



                                                          Three Months Ended                          Six Months Ended
                                                   --------------------------------          --------------------------------
                                                     June 30,            June 30,             June 30,             June 30,
                                                       2003                2002                 2003                 2002
                                                   -----------          -----------          -----------          -----------
Revenue                                            $     5,686          $     4,366          $    11,310          $     8,820

Cost of goods sold                                       3,498                2,622                6,877                5,231
                                                   -----------          -----------          -----------          -----------
         Gross profit                                    2,188                1,744                4,433                3,589
                                                   -----------          -----------          -----------          -----------

Operating expenses:
 Selling, general and administrative                       789                  735                1,443                1,430
 Research and development                                   94                   73                  191                  145
 Restructuring and other charges                                                (75)                                      (75)
                                                   -----------          -----------          -----------          -----------
        Total operating expenses                           883                  733                1,634                1,500
                                                   -----------          -----------          -----------          -----------

        Profit from operations                           1,305                1,011                2,799                2,089
                                                   -----------          -----------          -----------          -----------

Interest expense                                          (772)                (818)              (1,570)              (1,761)
Interest income                                            131                   88                  250                  161
                                                   -----------          -----------          -----------          -----------
        Interest expense, net                             (641)                (730)              (1,320)              (1,600)
                                                   -----------          -----------          -----------          -----------

Income before income tax provision                         664                  281                1,479                  489
                                                   -----------          -----------          -----------          -----------

Income tax provision                                       (17)                  --                  (33)                  --
                                                   -----------          -----------          -----------          -----------

        Net income                                         647                  281                1,446                  489

Dividends and accretion of
 discount on redeemable
 convertible preferred stock                              (551)                (524)              (1,103)              (1,047)
                                                   -----------          -----------          -----------          -----------

Net income (loss) to common shares                 $        96          $      (243)         $       343          $      (558)
                                                   ===========          ===========          ===========          ===========

Basic net income (loss) per common share           $       .02          $      (.05)         $       .07          $      (.12)
                                                   ===========          ===========          ===========          ===========

Diluted net income (loss) per common share         $       .02          $      (.05)         $       .06          $      (.12)
                                                   ===========          ===========          ===========          ===========

Weighted average shares outstanding - basic          4,944,831            4,742,923            4,913,053            4,742,923
                                                   ===========          ===========          ===========          ===========

Weighted average shares outstanding - diluted        5,726,747            4,742,923            5,727,211            4,742,923
                                                   ===========          ===========          ===========          ===========


See accompanying notes to condensed financial statements (unaudited).

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,       June 30,
                                                                         2003            2002
                                                                       -------          -------
Cash flows provided by operating activities:
     Net income                                                        $ 1,446          $   489
     Adjustments to reconcile net income to net
           cash provided by operating activities:
      Depreciation                                                         223              262
      Amortization of debt issue costs                                      70              151
      Interest accrued on convertible debt and amortization of
        note discounts                                                     799            1,280
      Recoveries of doubtful accounts                                                       (30)
      Changes in operating assets and liabilities:
         Receivables                                                    (1,187)            (612)
         Inventories                                                      (216)            (263)
         Prepaid and other assets                                          139              (39)
         Accounts payable and accrued expenses                             499             (644)
         Warranty accrual                                                  144             (303)
         Deferred revenue                                                  (17)              (1)
                                                                       -------          -------
                  Net cash provided by operating activities              1,900              290
                                                                       -------          -------

Cash flows used in investing activities:
   Purchase of equipment                                                   (21)             (30)
                                                                       -------          -------
                  Net cash used in investing activities                    (21)             (30)
                                                                       -------          -------

Cash flows used in financing activities:
   Repayments of long-term debt                                         (1,282)              --
   Repayments of capital lease obligations                                 (93)            (144)
                                                                       -------          -------
                 Net cash used in financing activities                  (1,375)            (144)
                                                                       -------          -------

                 Net increase in cash and cash equivalents                 504              116

Cash and cash equivalents at beginning of period                           505               59
                                                                       -------          -------

Cash and cash equivalents at end of period                             $ 1,009          $   175
                                                                       =======          =======

Supplemental disclosures:

Cash paid for interest                                                 $   705          $   330
                                                                       -------          -------

Non-cash financing and investing activities
    Acquisition of equipment through a capital lease                   $    23          $    --
                                                                       -------          -------




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

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year. Where appropriate, certain amounts have been reclassified to conform with the 2003 presentation.

(2) LIQUIDITY

The Company continues to operate under the Marketing and Distribution Agreement, as amended (the "Exclusive Marketing Agreement") with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"). Safety-Kleen currently operates as a debtor in possession under the protection of the bankruptcy court.

The Exclusive Marketing Agreement (a) makes Safety-Kleen the exclusive marketer, distributor and service provider for the Company's Series 100, Series 300 and Series 500 SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico (the "Territory"), and (b) obligates Safety-Kleen to purchase minimum quantities of the Company's parts washing equipment for each contract year through December 26, 2005, the initial term of the Exclusive Marketing Agreement. The Exclusive Marketing Agreement may be extended for two additional five-year terms subject to the parties reaching an agreement in writing as to Safety-Kleen's minimum purchase commitments for each contract year during any renewal term. The initial term of the Exclusive Marketing Agreement is not terminable except for cause or mutual agreement. The Company retains the rights to sell, lease, rent and service all of the Company's parts washing equipment outside the Territory and, subject to Safety-Kleen's right of first offer, other product lines within the Territory.

The minimum annual sales under the Exclusive Marketing Agreement escalated from 10,000 equivalent units during each of the first two contract years to 12,500 equivalent units in year three (which began December 26, 2002) and are scheduled to escalate to 15,000 equivalent units in year four (beginning December 26, 2003) and 18,000 equivalent units in year five (beginning December 26, 2004), at specified prices.

On July 30, 2003, the Company entered into the SystemOne Equipment Inspection and Repair Agreement (the "Repair Agreement") with Safety-Kleen. The Repair Agreement was entered into following Safety-Kleen's assertions that the molded tanks in parts washers manufactured by the Company may develop leaks and were, therefore, defectively designed or manufactured, constituting a purported material breach of the Exclusive Marketing Agreement by the Company. For more information regarding the Repair Agreement and its potential effect on the Company see the discussion of the Repair Agreement set forth in "Recent Developments" below.

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion (approximately 12%) of the sales price payable in equal installments over a 12 quarter period and is accounted for as set forth in Note 4 to the condensed financial statements.

In December 2002, the Company completed an exchange of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003, and 16% Promissory Notes due November 30, 2002 for now outstanding 8.25% Subordinated Convertible Notes due December 31, 2005, 10% Promissory Notes due December 31, 2005, and warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share.

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005, to repay long term debt, accrued interest and redeemable preferred stock as follows:


                      DEBT PLUS INTEREST   PREFERRED STOCK           TOTAL
                      -------------------  ----------------      -------------

             2003      $          60,331    $             --     $      60,331
             2004                 14,236                                14,236
             2005             34,429,536                            34,429,536
             2006                                 23,618,000*       23,618,000
                       -----------------    ----------------     -------------
            Total      $      34,504,103    $     23,618,000     $  58,122,103
                       =================    ================     =============
---------------
* Assuming no pre-payment of Subordinated Convertible Notes.

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

FOR THE THREE MONTHS ENDED JUNE 30,             2003              2002
                                              --------          --------
(In thousands, except per share data)

Net income (loss) to common shares:
   As reported                                $     96          $   (243)
   Incremental compensation expense                (21)              (61)
                                              --------          --------
   As adjusted                                      75              (304)
                                              ========          ========

Basic earnings (loss) per share:
   As reported                                     .02              (.05)
   As adjusted                                     .02              (.06)

Diluted earnings (loss) per share
   As reported                                     .02              (.05)
   As adjusted                                     .01              (.06)


FOR THE SIX MONTHS ENDED JUNE 30,               2003              2002
                                              --------          --------
(In thousands, except per share data)

Net income (loss) to common shares:
   As reported                                $    343          $   (558)
   Incremental compensation expense                (43)             (121)
                                              --------          --------
   As adjusted                                     300              (679)
                                              ========          ========

Basic earnings (loss) per share:
   As reported                                     .07              (.12)
   As adjusted                                     .06              (.14)

Diluted earnings (loss) per share
   As reported                                     .06              (.12)
   As adjusted                                     .05              (.14)


(4) REVENUE RECOGNITION

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit sold to Safety-Kleen is due on net 30 day terms from date of shipment with a portion (approximately 12%) of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. In addition, the Company recognizes imputed interest income over the discount period as the deferred portion of the purchase price is amortized over the scheduled payment period. At June 30, 2003, approximately $1,816,000 was included in receivables representing the then current portion of the installment payments and approximately $2,206,000 is due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to increase throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. If the discount rate were to vary by 100 basis points up or down, the Company's annual pre-tax income would vary by approximately $41,000.

(5) EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands)


FOR THE THREE MONTHS
ENDED JUNE 30,
                                                2003                                             2002
                           --------------------------------------------   -----------------------------------------------
(In thousands, except         Income           Shares       Per-Share      Income/(Loss)        Shares       Per-Share
per share data)             (Numerator)    (Denominator)    Amount          (Numerator)     (Denominator)    Amount
                           -------------- ----------------- -----------   ---------------- ----------------- ------------

Earnings per common
share:
Net income (loss)                  $647              4,945                         $281              4,743
   Dividends on
   Redeemable
   Convertible
   Preferred stock                 (551)                                           (524)
                           -------------- ----------------- -----------   ---------------- ----------------- ------------
Net income (loss)
applicable to common
shareholders                       $ 96              4,945       $.02             ($243)             4,743       ($.05)

Effect of dilutive
securities:
   Warrants                                            782
                           -------------- ----------------- -----------   ---------------- ----------------- ------------
Net income (loss)
applicable to common
shareholders plus
assumed conversions                $ 96              5,727       $.02             ($243)             4,743       ($.05)
                           -------------- ----------------- -----------   ---------------- ----------------- ------------



FOR THE SIX MONTHS
ENDED JUNE 30,
                                                2003                                             2002
                           --------------------------------------------   -----------------------------------------------
(In thousands, except         Income           Shares        Per-Share     Income/(Loss)        Shares        Per-Share
per share data)             (Numerator)    (Denominator)      Amount        (Numerator)      (Denominator)      Amount
                           -------------- ----------------- -----------   ---------------- ----------------- ------------

Earnings per common
share:
Net income (loss)                 $1,446             4,913                         $489             4,743
   Dividends on
   Redeemable
   Convertible
   Preferred stock                (1,103)                                        (1,047)
                           -------------- ----------------- -----------   ---------------- ----------------- ------------
Net income (loss)
applicable to common
shareholders                        $343             4,913       $.07             ($558)            4,743        ($.12)

Effect of dilutive
securities:
   Warrants                                            814
                           -------------- ----------------- -----------   ---------------- ----------------- ------------
Net income (loss)
applicable to common
shareholders plus
assumed conversions                 $343             5,727       $.06             ($558)            4,743        ($.12)
                           -------------- ----------------- -----------   ---------------- ----------------- ------------


Warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares, 571,428 shares and 1,134,615 shares at $19.50, $11.50, $3.50, $3.50 and $3.50 per share respectively, Convertible Preferred Stock Series B, C & D and Subordinated Convertible Notes of $7,047,300, $9,336,700 and $2,582,800 and $22,566,856
convertible at $4.68, $3.50, $3.50 and $17.00 respectively, in addition to 533,716 stock options with exercise prices ranging from $19.50 to $2.50 were outstanding as of June 30, 2003, but were not included in the computation of diluted EPS as the respective conversion or exercise prices were greater than the average market price of the common shares.

Warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares, 571,428 shares and 1,134,615 shares at $19.50, $11.50, $3.50, $3.50 and $3.50 per share respectively, Convertible Preferred Stock Series B, C & D and Subordinated Convertible Notes of $6,501,500, $8,631,700 and $2,382,000 and $21,609,464
convertible at $4.68, $3.50, $3.50 and $17.00 respectively, in addition to 533,716 stock options with exercise prices ranging from $19.50 to $2.50 were outstanding as of June 30, 2002, but were not included in the computation of diluted EPS as they are antidilutive due to the Company's loss.

(6) STOCKHOLDERS' DEFICIT

On January 28, 2003, 200,000 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 200,000 warrants were converted to 197,142 shares of the Company's common stock at the market price of $.70 on the day of the conversion.

On June 9 2003, 20,000 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 20,000 warrants were converted to 19,714 shares of the Company's common stock at the market price of $.70 on the day of the conversion.

 (7) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards ("NOLs") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full. The current income tax provision of $33,000 represents the Company's estimated alternative minimum tax liability for the six months ended June 30, 2003. There was no such provision for the same period ended 2002.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company plans to adopt SFAS No. 150 in its third quarter's financial statements.

(9) RECENT DEVELOPMENTS

On July 30, 2003, the Company entered into the SystemOne Equipment Inspection and Repair Agreement (the "Repair Agreement") with Safety-Kleen. The Repair Agreement was entered into following Safety-Kleen's assertions that the molded tanks in parts washers manufactured by the Company may develop leaks and were, therefore, defectively designed or manufactured, constituting a purported material breach of the Exclusive Marketing Agreement by the Company. The Company has informed Safety-Kleen that it believes that it is not in material breach of the Exclusive Marketing Agreement. Even if the Company were in material breach, it believes that it is diligently pursuing a cure of any such breach as permitted under the terms of the Exclusive Marketing Agreement, including the performance of the inspection and repair program under the Repair Agreement and through the introduction of a new molded tank design which the Company believes should virtually eliminate the risk of molded tanks developing leaks in handling, maintenance or normal use. If in fact the Company were in material breach of the Exclusive Marketing Agreement and failed to cure or diligently pursue a cure of any such breach, Safety-Kleen would then have the right to terminate the Exclusive Marketing Agreement upon 30 days' further notice.

Pursuant to the Repair Agreement, while not admitting that the molded tanks are defective or that there has been a material breach of the Exclusive Marketing Agreement, the Company has agreed to inspect and repair, as required, the molded tanks in all washers in Safety-Kleen's inventory and all washers placed with Safety-Kleen customers as to which tank leaks have been reported (approximately 65 to date) and others that are later reported. Under the Repair Agreement, the approximately 6,000 units in Safety-Kleen's inventory must be inspected and any necessary repairs completed within 45 days after the date of the Repair Agreement; customer units with storage tank leaks must be inspected and repaired on a rolling basis of 14 to 21 days from the date that they are reported to the Company.

Although the Company believes that performance of the Repair Agreement should satisfy Safety-Kleen's concerns regarding the molded tanks, there can be no assurance that Safety-Kleen will agree that the full performance of the Repair Agreement constitutes a cure of any alleged material breach of the Exclusive Marketing Agreement or that it will ultimately withdraw its claim that there has been a material breach of the Exclusive Marketing Agreement by the Company. Furthermore, there can be no assurance that Safety-Kleen will not attempt to terminate the Exclusive Marketing Agreement based upon any such alleged breach or some other basis. Because Safety-Kleen is the Company's sole customer, any termination or attempted termination of the Exclusive Marketing Agreement or other sustained failure or refusal on the part of Safety-Kleen to take and pay for parts washers would have a material adverse effect on the Company's results of operations, cash flows and financial condition and could require the Company to seek legal remedies and to develop alternative distribution channels for its parts washers; there can be no assurance that the Company would be successful in any such legal proceedings or in developing such distribution channels or that it would have, or be able to obtain on appropriate terms, the financial resources necessary to pursue such legal remedies or withstand any sustained disruption of revenue while other distribution arrangements are established. In addition, the Company cannot be certain at this time of the ultimate cost of performing the Repair Agreement or whether such performance will ultimately have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In addition, Safety-Kleen has asserted by letter dated August 11, 2003 that the purchase price for 2003 contract year under the Exclusive Marketing Agreement, which is established pursuant to a formula based on manufacturing costs and other factors, should be reduced by $78 per Series 500 Equivalent Unit, Safety-Kleen has also demanded a reimbursement of this amount for each unit already purchased during such contract year. The Company believes that all or substantially all of the adjustments sought by Safety-Kleen are inappropriate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

GENERAL AND RECENT DEVELOPMENTS

The Company was incorporated as Mansur Industries Inc. in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996 and began to generate significant revenue from product sales in 1997. The Company's operating expenses, however, increased significantly between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. The Company could not sustain the cost of this marketing and distribution organization and, as a result, elected to enter into a distribution agreement with Safety-Kleen.

Commencing in the first quarter of 2001, the Company appointed Safety-Kleen the exclusive distributor for its Series 100, Series 300 and Series 500 SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico under the Exclusive Marketing Agreement. This strategic shift allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company's operating expenses.

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

In December 2002, the Company completed an exchange of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 and 16% Promissory Notes due November 30, 2002 for now outstanding 8.25% Subordinated Convertible Notes due December 31, 2005, 10% Promissory Notes due December 31, 2005 and warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share (the "Exchange").

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

The Company entered into an agreement on February 15, 2003 to extend the maturity of the Company's Senior Revolver from May 30, 2003 to May 30, 2005.

On July 30, 2003, the Company entered into the Repair Agreement with Safety-Kleen. The Repair Agreement was entered into following Safety-Kleen's assertions that the molded tanks in parts washers manufactured by the Company may develop leaks and were, therefore, defectively designed or manufactured, constituting a purported material breach of the Exclusive Marketing Agreement by the Company. For more information regarding the Repair Agreement and its potential effect on the Company see the discussion of the Repair Agreement set forth in "Liquidity and Capital Resources" below.

In addition, Safety-Kleen has asserted by letter dated August 11, 2003 that the purchase price for the 2003 contract year under the Exclusive Marketing Agreement, which is established pursuant to a formula based on manufacturing costs and other factors, should be reduced by $78 per Series 500 Equivalent Unit; Safety-Kleen has also demanded a reimbursement of this amount for each unit already purchased during such contract year. The Company believes that all or substantially all of the adjustments sought by Safety-Kleen are inappropriate.

During the six months ended June 30, 2003, an aggregate of 220,000 warrants with an exercise price of $.01 per share previously issued to the holders of Subordinated Convertible Notes were converted by cashless exercises (based on a market price of $.70 per share on the specific dates of the conversions) into an aggregate of 216,856 shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues increased by $1,320,000, or 30.2%, to $5,686,000 for the three months ended June 30, 2003 from $4,366,000 for the comparable period of 2002. The revenue increase was a result of (i) a 25.0% increase in equivalent units sold resulting from the increase in Safety Kleen's minimum annual purchase commitment from 10,000 equivalent units in the prior year to 12,500 equivalent units in 2003 (ii) a price increase of approximately 2.3% pursuant to the Exclusive Marketing Agreement and (iii) a 128.8% increase in parts sold to Safety-Kleen. Sales during the 2003 and 2002 periods were entirely to Safety-Kleen.

Gross margin as a percentage of sales was 38.5% and 39.9% for the three months ended June 30, 2003 and 2002, respectively. The decrease in gross margin is primarily due to an additional warranty accrual of approximately $97,000 associated with the Repair Agreement.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $789,000, an increase of $54,000, or 7.3%, compared to selling, general and administrative expenses of $735,000 for the three months ended June 30, 2002. Selling, general and administrative costs increased due to increased expenses in connection with the Repair Agreement, partially offset by a reduction in rent. In the second quarter of 2002, the Company returned approximately 13,000 square feet of idle capacity to its landlord thereby reducing rent expense.

Research and development expenses increased by $21,000 from $73,000 for the three months ended June 30, 2002 to $94,000 for the three months ended June 30, 2003. The increase is due primarily to increased expenditures related to the development and field testing of the Company's new SystemOne(R) Spray Gun Cleaner.

Restructuring and other charges for the three months ended June 30, 2002 consisted of a reversal of a restructuring accrual of $75,000 that was provided in the fourth quarter of 2000.

The Company recognized an operating profit of $1,305,000 for the three months ended June 30, 2003 compared to an operating profit of $1,011,000 for the comparable period in 2002. This improvement is due largely to the increase in minimum annual sales pursuant to the Exclusive Marketing Agreement discussed above.

Interest expense for the three months ended June 30, 2003 was $772,000, a decrease of $46,000 or 5.6% compared to interest expense of $818,000 for the three months ended June 30, 2002. The decrease in interest expense is due to (i) a reduction in the outstanding principal on the Senior Revolver (ii) a reduction in the interest rate on the Subordinated Promissory Notes from 16% in 2002 to 10% in 2003 and (iii) lower amortization of debt issue costs in 2003. The decrease is partially offset by increased debt balances attributable to capitalization of accrued interest in connection with the December 9, 2002 debt restructuring and amortization of debt discount associated with common stock warrants issued to lenders during the fourth quarter of 2002.

Interest income increased $43,000 from $88,000 in the three months ended June 30, 2002 to $131,000 in the three months ended June 30, 2003. The increase is due primarily to the increase in the deferred portion of the sales price resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As more units are sold, the Company expects interest income and the receivable related to the deferred portion of the sales price to increase.

Income tax provision increased $17,000 from $0 in the three months ended June 30, 2002 to $17,000 in the three months ended June 30, 2003. The increase is due primarily to the alternative minimum tax payable as a result of the Company recognizing net income in the three months ended June 30, 2003.

Dividends on redeemable convertible preferred stock increased by $27,000 or 5.2% to $551,000 for the three months ended June 30, 2003 from $524,000 for the comparable period of 2002. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

As a result of the foregoing, the Company recognized net income attributable to common shares of $96,000 for the three months ended June 30, 2003, an increase of $339,000 or 139.5% compared to a net loss attributable to common shares of $243,000 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues increased by $2,490,000, or 28.2%, to $11,310,000 for the six months ended June 30, 2003 from $8,820,000 for the comparable period of 2002. The revenue increase was a result of (i) a 23.1% increase in equivalent units sold resulting from the increase in Safety Kleen's minimum annual purchase commitment from 10,000 equivalent units in the prior year to 12,500 equivalent units in 2003 (ii) a price increase of approximately 2.3% pursuant to the Exclusive Marketing Agreement and (iii) a 167.3% increase in parts sold to Safety-Kleen. Sales during the 2003 and 2002 periods were entirely to Safety-Kleen.

Gross margin as a percentage of sales was 39.2% and 40.7% for the six months ended June 30, 2003 and 2002, respectively. The decrease in gross margin is primarily due to an additional warranty accrual of approximately $97,000 associated with the Repair Agreement and higher raw material costs during the six months ended June 30, 2003. The increase is partially offset by reductions in production labor of approximately 7% and plant overhead of approximately 20% resulting from producing more units utilizing existing personnel and facilities.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $1,443,000, an increase of $13,000, or 0.9%, compared to selling, general and administrative expenses of $1,430,000 for the six months ended June 30, 2002. Selling, general and administrative costs increased due to an increase in expenses in connection with the Repair Agreement and an increase in insurance costs of $21,000. The increase is partially offset by a reduction in rent. In the second quarter of 2002, the Company returned approximately 13,000 square feet of idle capacity to its landlord thereby reducing rent expense.

Research and development expenses increased by $46,000 from $145,000 for the six months ended June 30, 2002 to $191,000 for the six months ended June 30, 2003. The increase is due primarily to increased expenditures related to the development and field testing of the Company's new SystemOne(R) Spray Gun Cleaner.

Restructuring and other charges for the six months ended June 30, 2002 consisted of a reversal of a restructuring accrual of $75,000 that was provided in the fourth quarter of 2000.

The Company recognized an operating profit of $2,799,000 for the six months ended June 30, 2003 compared to an operating profit of $2,089,000 for the comparable period in 2002. This improvement is due largely to the increase in minimum annual sales pursuant to the Exclusive Marketing Agreement discussed above.

Interest expense for the six months ended June 30, 2003 was $1,570,000, a decrease of $191,000 or 10.8% compared to interest expense of $1,761,000 for the six months ended June 30, 2002. The decrease in interest expense is due to (i) fully amortizing in January 2002 debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000 (ii) a reduction in the outstanding principal on the Senior Revolver (iii) a reduction in the interest rate on the Subordinated Promissory Notes from 16% in 2002 to 10% in 2003 and (iv) lower amortization of debt issue costs in 2003. The decrease is partially offset by increased debt balances attributable to capitalization of accrued interest in connection with the December 9, 2002 debt restructuring.

Interest income increased $89,000 from $161,000 in the six months ended June 30, 2002 to $250,000 in the six months ended June 30, 2003. The increase is due primarily to the increase in the deferred portion of the sales price resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As more units are sold, the Company expects interest income and the receivable related to the deferred portion of the sales price to increase.

Income tax provision increased $33,000 from zero in the six months ended June 30, 2002 to $33,000 in the six months ended June 30, 2003. The increase is due primarily to the alternative minimum tax payable as a result of the Company recognizing net income in the six months ended June 30, 2003.

Dividends on redeemable convertible preferred stock increased by $56,000 or 5.3% to $1,103,000 for the six months ended June 30, 2003 from $1,047,000 for the comparable period of 2002. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

As a result of the foregoing, the Company recognized net income attributable to common shares of $343,000 for the six months ended June 30, 2003, an increase of $901,000 or 161.5% compared to a net loss attributable to common shares of $558,000 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2003 increased by $1,610,000 to $1,900,000, compared to net cash provided by operating activities of $290,000 for the six months ended June 30, 2002. The increase is primarily attributable to an increase in net income of $957,000 for the six months ended June 30, 2003 as compared to the 2002 period. This increase from net income is offset by an increase in receivables and a decrease in accrued interest on convertible debt. The increase in receivables is due to: (i) an increase in sales volume attributable to the 25% increase in equivalent units to be sold in 2003 (ii) the increase in the deferred portion of the sales price and (iii) a 2.3% increase in the sales price. The deferred portion of the sales price will continue to increase as more units are shipped. The decrease in accrued interest is attributable to an interest payment of approximately $458,000 to the holders of the Partial Cash Pay Notes in the second quarter of

2003. Operating cash also benefited from the increase in accounts payable and accrued expenses due primarily to the availability of more favorable terms from vendors and increased purchases to support the higher inventory levels necessary to sustain the scheduled 25% increase in equivalent units to be sold in 2003.

Net cash used in investing activities for the six months ended June 30, 2003 was $21,000, a decrease of $9,000, compared to $30,000 used in investing activities during the comparable period of the prior year. This decrease is primarily a result of purchasing more manufacturing equipment with cash in the first six months of 2002 than in the same period in 2003. The Company purchased manufacturing equipment totaling approximately $23,000 through a capital lease during the first quarter of 2003.

Net cash used in financing activities for the six months ended June 30, 2003 was $1,375,000 compared to net cash used in financing activities of $144,000 for the six months ended June 30, 2002. The increase of $1,231,000 is due primarily to repayments on the Senior Revolver during the 2003 period compared to no repayments in the 2002 period. As conditions permit, the Company generally intends to use available cash to pay down the Senior Revolver. The increase is offset by lower repayments of capital lease obligations due to several leases being paid off in 2002.

At June 30, 2003, the Company had working capital of $3,742,000 and cash and cash equivalents of $1,009,000, compared to working capital of $2,790,000 and cash and cash equivalents of $505,000 at December 31, 2002. The increase in working capital is primarily due to the increase in cash and cash equivalents and receivables attributable to accumulation of the current portion of the deferred portion of the purchase price which is offset in part by the increase in accounts payable and accrued expenses explained above.

The Company's material short-term financial commitments are obligations to make lease payments on the Company's principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $39,000 per month), installment payments for financed manufacturing equipment (approximately $17,000 per month), interest payments on the Company's 8.25% Subordinated Convertible Notes (approximately $151,000 per month) of which 50% accrues interest and 50% requires cash interest payments beginning January 1, 2003, interest under the Secured Notes (as defined below) which accrues and is due at maturity (approximately $37,000 per month) and interest payments on the Senior Revolver (up to approximately $39,000 per month). Dividends on the Company's Series B, Series C, and Series D Convertible Preferred Stock are paid by issuance of additional shares of such series.

The Company's primary sources of cash are proceeds from its sales to Safety-Kleen and the Senior Revolver. Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement. In August 2003, the U.S. Bankruptcy Court for the District of Delaware confirmed Safety-Kleen's proposed Plan of Reorganization. Safety-Kleen has stated that it expects to complete the remaining steps of the bankruptcy process and emerge within the third quarter of 2003. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The

Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement, as defined, plus an amount based on the Company's receivables and inventory. As of June 30, 2003, there was approximately $1,612,000 credit available on the Senior Revolver.

As noted above, the Company has entered into the Repair Agreement with Safety-Kleen following Safety-Kleen's assertions that the molded tanks in parts washers manufactured by the Company may develop leaks and were, therefore, defectively designed or manufactured, constituting a purported material breach of the Exclusive Marketing Agreement by the Company. The Company has informed Safety-Kleen that it believes that it is not in material breach of the Exclusive Marketing Agreement. Even if the Company were in material breach, it believes that it is diligently pursuing a cure of any such breach as permitted under the terms of the Exclusive Marketing Agreement, including the performance of the inspection and repair program under the Repair Agreement and through the introduction of a new molded tank design which the Company believes should virtually eliminate the risk of molded tanks developing leaks in handling, maintenance or normal use. If in fact the Company were in material breach of the Exclusive Marketing Agreement and failed to cure or diligently pursue a cure of any such breach, Safety-Kleen would then have the right to terminate the Exclusive Marketing Agreement upon 30 days' further notice.

Pursuant to the Repair Agreement, while not admitting that the molded tanks are defective or that there has been a material breach of the Exclusive Marketing Agreement, the Company has agreed to inspect and repair, as required, the molded tanks in all washers in Safety-Kleen's inventory and all washers placed with Safety-Kleen customers as to which tank leaks have been reported (approximately 65 to date) and others that are later reported. Under the Repair Agreement, the approximately 6,000 units in Safety-Kleen's inventory must be inspected and any necessary repairs completed within 45 days after the date of the Repair Agreement; customer units with storage tank leaks must be inspected and repaired on a rolling basis of 14 to 21 days from the date that they are reported to the Company.

Although the Company believes that performance of the Repair Agreement should satisfy Safety-Kleen's concerns regarding the molded tanks, there can be no assurance that Safety-Kleen will agree that the full performance of the Repair Agreement constitutes a cure of any alleged material breach of the Exclusive Marketing Agreement or that it will ultimately withdraw its claim that there has been a material breach of the Exclusive Marketing Agreement by the Company. Furthermore, there can be no assurance that Safety-Kleen will not attempt to terminate the Exclusive Marketing Agreement based upon any such alleged breach or some other basis. Because Safety-Kleen is the Company's sole customer, any termination or attempted termination of the Exclusive Marketing Agreement or other sustained failure or refusal on the part of Safety-Kleen to take and pay for parts washers would have a material adverse effect on the Company's results of operations, cash flows and financial condition and could require the Company to seek legal remedies and to develop alternative distribution channels for its parts washers; there can be no assurance that the Company would be successful in any such legal proceedings or in developing such distribution channels or that it would have, or be able to obtain on appropriate terms, the financial resources necessary to pursue such legal remedies or withstand any sustained disruption of revenue while other distribution arrangements are established. In addition, the Company cannot be certain at this time of the ultimate cost of performing the Repair Agreement or whether such performance will ultimately have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In December 2002, the Company completed an exchange of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 and 16% Promissory Notes due November 30, 2002 for now outstanding 8.25% Subordinated Convertible Notes due December 31, 2005, 10% Promissory Notes due December 31, 2005 and warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share.

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

Although the Company believes that it will continue to be able to meet its operating cash requirements, assuming Safety-Kleen's continued performance, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005, to repay long term debt, accrued interest and redeemable preferred stock as follows:

                      DEBT PLUS INTEREST      PREFERRED STOCK        TOTAL
                      -------------------   -----------------     ------------

             2003        $        60,331    $            --       $     60,331
             2004                 14,236                                14,236
             2005             34,429,536                            34,429,536
             2006                                23,618,000*        23,618,000
                         ---------------    ---------------       ------------
            Total        $    34,504,103    $    23,618,000       $ 58,122,103
                         ===============    ===============       ============

-----------------
*  Assuming no pre-payment of Subordinated Convertible Notes.

There can be no assurance that sufficient cash requirements will be available. The Company is required to issue an additional 942,858 warrants to the holders of its Secured Notes if the Company (i) sells debt or equity securities, or debt securities convertible into equity securities, or incurs debt with a final scheduled maturity date more than twelve months after issuance providing gross cash proceeds to the Company in an amount equal to or greater than the outstanding principal amount of the Secured Notes or (ii) enters into a merger, consolidation, sale of all or substantially all of its assets or other business combination transaction with a party that prior to such transaction owns less than 25 percent of the voting power of the Company's outstanding equity securities. The fair market value of the warrants would be charged to operations should the warrants become issuable.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts

(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company plans to adopt SFAS No. 150 in its third quarter's financial statements.

CRITICAL ACCOUNTING POLICIES

Management believes the following policies are critical to an understanding of the Company's financial statements.

REVENUE RECOGNITION. The majority of the sales price payable for each unit purchased by Safety-Kleen, is payable on net 30 day terms from date of shipment with a portion (approximately 12%) of the sales price payable in equal installments over a 12 quarter period. The Company recognizes revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price but applies a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. The discount rate used is the Company's incremental borrowing rate which is determined to be the interest rate paid on its Senior Revolver of 14%. In addition, the Company recognizes interest income as the deferred portion of the purchase price is amortized over the scheduled payment period. At June 30, 2003, $1,816,000 was included in receivables representing the then current portion of the installment payments and $2,206,000 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. The Company expects this receivable to grow throughout the term of the Exclusive Marketing Agreement. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. Based on the current level of the deferred portion of the purchase price, if the discount rate were to vary by 100 basis points, up or down, the Company's annual income would vary by approximately $41,000. The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $123,287 and $123,174 at December 31, 2002 and June 30, 2003, respectively. Pursuant to the Exclusive Marketing Agreement, the price charged to Safety-Kleen is determined annually based on the actual manufacturing costs incurred during a three month period in the latter part of the previous year.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the terms of each contract.

PRODUCT WARRANTY. The Company generally warrants that its products will be free of material defects during the three year warranty period. Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers including units sold before the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible for the cost of all parts required for service during the warranty period for all units sold. For units sold before the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units. The balance of the $500,000 fee was paid in full in the second quarter of 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the cost of all service, maintenance and repair during the warranty period. The Company accrues estimated standard warranty cost as the parts washers are sold to customers which includes the estimated cost of parts and the call center. Estimated cost of parts is based on actual parts used during the previous 12 months and the estimated cost of the call center includes estimated costs to be incurred during the remaining warranty period. Although the ultimate cost of performing the Repair Agreement cannot be currently determined, the Company has accrued an additional $97,000 for warranty costs in connection with the Repair Agreement.

USE OF ESTIMATES. Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its products on a cost effective basis, market acceptance of the Company's products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the expansion of its services network and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. In particular, the Company's performance for the foreseeable future will be dependent almost completely on the performance of Safety-Kleen, the acceptance by Safety-Kleen's customers of the Company's products, the ability of Safety-Kleen to resell or rent the Company's products at attractive price levels, the ability of Safety-Kleen to properly service the Company's products, the result of the Company's performance of the Repair Agreement and Safety-Kleen's response thereto, the ability of the Company to successfully market and sell its products in international markets and commercialize new products under development, as well as other factors. In addition, Safety-Kleen is currently under reorganization pursuant to Chapter 11 of the federal Bankruptcy Code and there can be no assurance that Safety-Kleen will be able to continue its operations as currently conducted or otherwise be in a position to perform under the Exclusive Marketing Agreement.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls") and its internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Director of Finance and Administration / Principal Financial Officer (PFO). Rules adopted by the SEC require that in this section of the Quarterly Report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND PFO CERTIFICATIONS. Appearing as Exhibit 31 to this Quarterly Report are "Certifications" of the CEO and the PFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of this Quarterly Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Shareholders on June 27, 2003; one item was submitted to a vote of security holders: the election of five members to the Company's Board of Directors to hold office until the Company's 2004 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Paul A. Biddelman, Kenneth Ch'uan-k'ai Leung and John W. Poling were elected as directors of the Company. Including shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock voting with the holders of Common Stock on an as-converted basis, 9,213,153 votes were cast in favor of election of Pierre G. Mansur, 9,213,153 votes were cast in favor of election of Paul I. Mansur, 9,209,753 votes were cast in favor of election of Paul A. Biddelman, 9,209,753 votes were cast in favor of election of Kenneth Ch'uan-k'ai Leung and 9,209,753 votes were cast in favor of election of John W. Poling as directors of the Company and 4,000 votes were withheld from voting for the directors.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31       Certifications required by Rule 13(a)-14(a).

         32       Certifications required by Rule 13(a)-14(b) and 18
                  U.S.C. 1350.

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SYSTEMONE TECHNOLOGIES INC.


Date: August 14, 2003                 /s/ PAUL I. MANSUR
                                      ------------------------------------
                                      PAUL I. MANSUR
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 14, 2003                 /s/ STEVEN M. HEALY
                                      ------------------------------------
                                      STEVEN M. HEALY
                                      Director of Finance and Administration
                                      (Principal Financial Accounting Officer)