Form 10QSB
period 2003-09-30
SYSTEMONE TECHNOLOGIES INC
filed 2003-11-14
CIK 934851

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                          COMMISSION FILE NO. 000-21325



                           SYSTEMONE TECHNOLOGIES INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             FLORIDA                                    65-0226813
   ----------------------------            -----------------------------------
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

The registrant had an aggregate of 4,960,087 shares of its common stock, par value $.001 per share, outstanding as of the close of business on November 10, 2003.


Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                           SYSTEMONE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003


PART I            FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets-
                  As of September 30, 2003 (unaudited) and December 31, 2002                     3

                  Condensed Statements of Operations-
                  For the three and nine months ended September 30, 2003 and 2002 (unaudited)    4

                  Condensed Statements of Cash Flows-
                  For the nine months ended September 30, 2003 and 2002 (unaudited)              5

                  Notes to Condensed Financial Statements (unaudited)                            6

Item 2.           Management's Discussion and Analysis or Plan of Operation                      15

Item 3.           Controls and Procedures                                                        27

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                              29

Item 2.           Changes in Securities and Use of Proceeds                                      29

Item 3.           Defaults Upon Senior Securities                                                29

Item 4.           Submission of Matters to a Vote of Security Holders                            29

Item 5.           Other Information                                                              29

Item 6.           Exhibits and Reports on Form 8-K                                               30

                  Signatures                                                                     31


                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           SYSTEMONE TECHNOLOGIES INC.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)



                                                                 September 30,    December 31,
                                                                     2003             2002
                                                                 ------------     ------------
                                                                  (Unaudited)

                            ASSETS
Current assets:
    Cash and cash equivalents                                       $  1,217         $    505
    Receivables, net of allowance of $123 and $123                     3,744            2,586
    Inventories                                                        1,545            1,251
    Prepaid and other assets                                             207              384
                                                                    --------         --------
        Total current assets                                           6,713            4,726

Property and equipment, net                                              867            1,133
Non-current portion of receivables, net of discount                    2,220            2,009
Other assets                                                             222              316
                                                                    --------         --------
        Total assets                                                $ 10,022         $  8,184
                                                                    ========         ========

             LIABILITIES, REDEEMABLE CONVERTIBLE
          PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                           $  1,772         $  1,253
    Warranty accrual                                                     315              435
    Deferred revenue                                                      77              106
    Current installments of long-term debt and obligations
       under capital leases                                              287              142
                                                                    --------         --------
        Total current liabilities                                      2,451            1,936

Long-term debt                                                        30,260           30,835
Warranty accrual, non-current                                            211              239
                                                                    --------         --------
        Total liabilities                                             32,922           33,010
                                                                    --------         --------

Commitments & contingencies

Redeemable convertible preferred stock, $1.00 par value per
  share. Authorized 1,500,000 shares, 193,522 and
  182,270 issued and outstanding at liquidation value                 19,352           18,227
    Less unamortized discount                                           (464)          (1,008)
                                                                    --------         --------
        Net redeemable convertible preferred stock                    18,888           17,219
                                                                    --------         --------

Stockholders' deficit:
    Common stock, $0.001 par value per share. Authorized
       25,000,000 shares, issued and outstanding 4,960,087
       and 4,742,923                                                       5                5
    Additional paid-in capital                                        20,723           20,723
    Deficit                                                          (62,516)         (62,773)
                                                                    --------         --------
             Total stockholders' deficit                             (41,788)         (42,045)
                                                                    --------         --------
             Total liabilities, redeemable convertible
                  preferred  stock and stockholders' deficit        $ 10,022         $  8,184
                                                                    ========         ========



See accompanying notes to condensed financial statements (unaudited).

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                           Three Months Ended                        Nine Months Ended
                                                     --------------------------------       ---------------------------------
                                                     September 30,      September 30,       September 30,       September 30,
                                                         2003                2002               2003                2002
                                                     ------------       -------------       -------------       -------------
Revenue                                              $     5,519         $     4,452         $    16,829         $    13,272

Cost of goods sold                                         3,470               2,775              10,347               8,006

                                                     -----------         -----------         -----------         -----------
         Gross profit                                      2,049               1,677               6,482               5,266
                                                     -----------         -----------         -----------         -----------

Operating expenses:
 Selling, general and administrative                         863                 770               2,306               2,200
 Research and development                                     84                  85                 275                 230
 Restructuring and other charges                                                                                         (75)
                                                     -----------         -----------         -----------         -----------
        Total operating expenses                             947                 855               2,581               2,355
                                                     -----------         -----------         -----------         -----------

        Profit from operations                             1,102                 822               3,901               2,911
                                                     -----------         -----------         -----------         -----------

Interest expense                                            (754)               (823)             (2,324)             (2,584)
Interest income                                              139                  98                 389                 259

                                                     -----------         -----------         -----------         -----------
        Interest expense, net                               (615)               (725)             (1,935)             (2,325)
                                                     -----------         -----------         -----------         -----------

Income before income tax provision                           487                  97               1,966                 586
                                                     -----------         -----------         -----------         -----------

Income tax provision                                          (7)                 --                 (40)                 --
                                                     -----------         -----------         -----------         -----------

        Net income                                           480                  97               1,926                 586

Dividends and accretion of
 discount on redeemable
 convertible preferred stock                                (566)               (537)             (1,669)             (1,584)
                                                     -----------         -----------         -----------         -----------

Net (loss) income applicable to
common shareholders                                  $       (86)        $      (440)        $       257         $      (998)
                                                     ===========         ===========         ===========         ===========


Basic net (loss) income per common share             $      (.02)        $      (.09)        $       .05         $      (.21)
                                                     ===========         ===========         ===========         ===========

Diluted net (loss) income per common share           $      (.02)        $      (.09)        $       .04         $      (.21)
                                                     ===========         ===========         ===========         ===========

Weighted average shares outstanding - basic            4,960,087           4,742,923           4,928,903           4,742,923
                                                     ===========         ===========         ===========         ===========

Weighted average shares outstanding - diluted          4,960,087           4,742,923           5,726,007           4,742,923
                                                     ===========         ===========         ===========         ===========




See accompanying notes to condensed financial statements (unaudited) .

                           SYSTEMONE TECHNOLOGIES INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                 (In thousands)



                                                                       September 30,       September 30,
                                                                            2003               2002
                                                                       -------------       -------------

Cash flows provided by operating activities:
     Net income                                                           $ 1,926             $   586
     Adjustments to reconcile net income to net
           cash provided by operating activities:
      Depreciation                                                            321                 389
      Amortization of debt issue costs                                         94                 227
      Interest accrued on convertible debt and amortization of
        note discounts                                                      1,419               1,854
      Recoveries of doubtful accounts                                                             (30)
      Changes in operating assets and liabilities:
         Receivables                                                       (1,369)             (1,134)
         Inventories                                                         (294)               (643)
         Prepaid and other assets                                             177                 (59)
         Accounts payable and accrued expenses                                519                (226)
         Warranty accrual                                                    (148)               (359)
         Deferred revenue                                                     (29)                 (4)
                                                                          -------             -------
                  Net cash provided by operating activities                 2,616                 601
                                                                          -------             -------

Cash flows used in investing activities:
   Purchase of equipment                                                      (32)                (48)
                                                                          -------             -------
                  Net cash used in investing activities                       (32)                (48)
                                                                          -------             -------

Cash flows used in financing activities:
   Repayments of long-term debt                                            (1,735)                (80)
   Repayments of capital lease obligations                                   (137)               (217)
                                                                          -------             -------
                 Net cash used in financing activities                     (1,872)               (297)
                                                                          -------             -------

                 Net increase in cash and cash equivalents                    712                 256

Cash and cash equivalents at beginning of period                              505                  59
                                                                          -------             -------

Cash and cash equivalents at end of period                                $ 1,217             $   315
                                                                          =======             =======

Supplemental disclosures:

Cash paid for interest                                                    $   822             $   497
                                                                          -------             -------


Non-cash financing and investing activities
    Acquisition of equipment through a capital lease                      $    23             $     6
                                                                          -------             -------




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

The Company's operating expenses increased significantly between 1997 and 2000 in connection with the development of a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet. The Company could not sustain the cost of the marketing and distribution organization, however, and elected to enter into an exclusive marketing agreement with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, "Safety-Kleen"), in November 2000. In connection with the implementation of the Second Amended and Restated Marketing and Distribution Agreement (the "Exclusive Marketing Agreement" and further described in note 2 below) with Safety-Kleen, the Company restructured its operations in the fourth quarter of 2000. Pursuant to the Exclusive Marketing Agreement, the Company began shipping SystemOne(R) parts washer equipment to Safety-Kleen in January 2001.

The Exclusive Marketing Agreement has been tentatively terminated, effective October 1, 2003, subject to the approval of the bankruptcy court administering Safety-Kleen's reorganization (the "Bankruptcy Court"), and the Company plans to transition from single customer distribution to multiple distribution channels. For more information regarding the termination of the Exclusive Marketing Agreement and its potential effect on the Company's financial position, see note 2 below.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the federal securities rules and regulations promulgated by the Securities and Exchange Commission for reporting on a Quarterly Report on Form 10-QSB. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

(2) LIQUIDITY

On July 30, 2003, the Company entered into the SystemOne Equipment Inspection and Repair Agreement (the "Repair Agreement") with Safety-Kleen to inspect and repair any leaking tanks in SystemOne(R) Washers. During the third quarter, Safety-Kleen had claimed a purported material breach of the Exclusive Marketing Agreement by the Company, alleging that certain molded tanks in SystemOne(R) Washers potentially developed leaks and were, therefore, defectively designed or manufactured. During August and September, the Company proceeded to perform under the Repair Agreement. However, in September, the Company and Safety-Kleen determined that it was in their mutual best interests to enter into a Comprehensive Settlement Agreement (the "Settlement Agreement"), dated September 30, 2003, with Safety-Kleen, in order to terminate the Exclusive Marketing Agreement and the Repair Agreement (effective October 1, 2003), settle any outstanding disputes and grant full and mutual releases of all claims that each may have against the other.

Pursuant to the terms and conditions of the Settlement Agreement, which remains subject to the approval of the Bankruptcy Court administering Safety-Kleen's reorganization, Safety-Kleen's status as the exclusive North American distributor of SystemOne parts washers and all remaining parts washer unit purchase commitments for October 2003 through December 2005 under the Exclusive Marketing Agreement have been terminated. SystemOne will remain obligated to honor the balance of the three-year parts only warranty which is applicable to all parts washers sold to Safety-Kleen. The Settlement Agreement settles previously disclosed disputes between the parties and releases the parties from all claims that each may have against the other. The Settlement Agreement also required Safety-Kleen to surrender its warrant to purchase 1,134,615 shares of common stock of the Company for cancellation and provides that Safety-Kleen will have the right in 2005 to purchase the lesser of up to 3,000 SystemOne parts washer units or one-sixth of the Company's then annual production capacity.

In consideration for the foregoing, and among other things, the Settlement Agreement provides for a total payment of $14 million to the Company (the "Settlement Consideration"), consisting of a termination fee and a lump sum payment of the accumulated deferred price for the approximately 30,000 SystemOne parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. The Settlement Consideration consists of (i) $2 million, which was paid to SystemOne on October 6, 2003, (ii) $1 million payable to SystemOne within eleven days after the Safety-Kleen Bankruptcy Court approval becomes final and non-appealable, (iii) $7 million payable to SystemOne no later than December 31, 2003, provided that Safety-Kleen's plan of reorganization which has already been approved by the Bankruptcy Court becomes effective prior to December 1, 2003 and
(iv) a balance of $4 million payable to SystemOne in monthly installments with the final payment due no later than March 31, 2004. Should Safety-Kleen's plan of reorganization not become effective prior to December 1, 2003, the final $11 million is payable with interest in monthly installments with the final payment due no later than March 31, 2004.

Because Safety-Kleen was the Company's only customer the Company will have to develop new distribution channels for its products. In order to conserve resources pending the development of a new distribution system, the Company reduced its production force effective September 29, 2003. Although the Settlement Agreement will provide the Company with $14 million, which will be used to fund its transition from single customer distribution to multiple distribution channels and to service its debt and other ongoing obligations, there can be no assurance that the Company's efforts to develop new distribution channels will be successful or that such amount will be sufficient to sustain any such effort. Any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company's results of operations, cash flows and financial condition. If the payments under the Settlement Agreement, together with any future sales revenue and other available capital resources are insufficient to fund the Company's transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. In addition, in light of the termination of the Exclusive Marketing Agreement, there can be no assurance that the lender under the Senior Revolver will continue to provide advances thereunder.

Prior to the execution of the Settlement Agreement in September 2003, the Company operated under the Exclusive Marketing Agreement which (a) made Safety-Kleen the exclusive marketer, distributor and service provider for the Company's Series 100, Series 300 and Series 500 SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico (the "Territory"), and (b) obligated Safety-Kleen to purchase minimum quantities of the Company's parts washing equipment for each contract year through December 26, 2005, the initial term of the Exclusive Marketing Agreement. The Company retained the rights to sell, lease, rent and service all of the Company's parts washing equipment outside the Territory and, subject to Safety-Kleen's right of first offer, other product lines within the Territory.

The minimum annual sales under the Exclusive Marketing Agreement escalated from 10,000 equivalent units during each of the first two contract years to 12,500 equivalent units in year three (which began December 26, 2002) and were scheduled to escalate to 15,000 equivalent units in year four (beginning December 26, 2003) and 18,000 equivalent units in year five (beginning December 26, 2004), all at specified prices.

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, was payable on net 30-day terms from the date of shipment with a portion (approximately 12%) of the sales price payable in equal installments over a 12-quarter period and is accounted for as set forth in Note 4 to the condensed financial statements.

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

Although the Company believes that it will continue to be able to meet its operating cash requirements from accounts receivables of $5,964,000 (including the lump sum payment representing the deferred portion of the sales price), the approximately $9.8 million balance of payments expected to be collected under the Settlement Agreement prior to March 31, 2004 (assuming Bankruptcy Court approval) and the Senior Revolver, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005, to repay long term debt, accrued interest and redeemable preferred stock as follows:


                         Debt Plus Interest     Preferred Stock            Total
                         ------------------     ---------------            -----

             2003            $    14,775          $        --            $    14,775
             2004                 14,236                   --                 14,236
             2005             33,976,784                   --             33,976,784
             2006                     --           23,618,000*            23,618,000
                             -----------          -----------            -----------
            Total            $34,005,795          $23,618,000            $57,623,795
                             ===========          ===========            ===========


         * Assuming no pre-payment of Subordinated Convertible Notes.

The Company entered into an agreement on February 15, 2003 to extend the maturity date of the Company's Senior Revolver from May 30, 2003 to May 30, 2005.

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


                                                     Three Months Ended                    Nine Months Ended
                                             --------------------------------       ----------------------------------
                                             September 30,      September 30,       September 30,        September 30,
(In thousands, except per share data)            2003               2002                2003                 2002
                                             -------------      -------------       -------------        -------------

Net income (loss) to common shares:
   As reported                                 $   (86)            $  (440)            $   257             $    (998)
   Incremental compensation expense                (21)                (61)                (64)                 (183)
                                               -------             -------             -------             ---------
   As adjusted                                    (107)               (501)                193                (1,181)
                                               =======             =======             =======             =========

Basic earnings (loss) per share:
   As reported                                    (.02)               (.09)                .05                  (.21)
   As adjusted                                    (.02)               (.11)                .04                  (.25)

Diluted earnings (loss) per share:
   As reported                                    (.02)               (.09)                .04                  (.21)
   As adjusted                                    (.02)               (.11)                .03                  (.25)


(4) REVENUE RECOGNITION

Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, was payable on net 30-day terms from date of shipment with a portion (approximately 12%) of the sales price payable in equal installments over a 12-quarter period. Under the terms of the Settlement Agreement, the sales price for the final units shipped in September 2003 did not include a deferred installment payment. The Company recognized revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price, but applied a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. The discount rate used is the Company's incremental borrowing rate which is determined to be the interest paid on its Senior Revolver of 14%. In addition, the Company recognized imputed interest income over the discount period as the deferred portion of the purchase price was amortized over the scheduled payment period. At September 30, 2003, approximately $2,001,000 was included in receivables representing the then current portion of the installment payments and approximately $2,220,000 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. Based on the current level of the deferred portion of the purchase price, if the discount rate were to vary by 100 basis points, up or down, the Company's annual income would vary by approximately $42,000. The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $123,287 and $123,174 at December 31, 2002 and September 30, 2003, respectively.

The Company expects to recognize approximately $9.8 million of other income in the fourth quarter of 2003 should the Bankruptcy Court approve the Settlement Agreement consisting of the difference between the $4.2 million deferred portion of the sales price recognized in receivables as of September 30, 2003 and the $14 million in termination payments.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

(5) EARNINGS (LOSS) PER SHARE

The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands):

FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                   2003                                           2002
                                -----------------------------------------     -------------------------------------------
(In thousands, except             Income          Shares        Per-Share     Income (Loss)       Shares        Per-Share
per share data)                 (Numerator)    (Denominator)     Amount        (Numerator)     (Denominator)      Amount
                                -----------    -------------    ---------     -------------    -------------    ---------
Earnings per common
share:

Net income (loss)                  $ 480          4,960                           $   97            4,743
   Dividends on
   Redeemable
   Convertible
   Preferred stock                  (566)                                           (537)
                                   -----        -------         ---------         ------         -------        ---------
Net loss applicable to
common shareholders                $ (86)         4,960         $    (.02)        $ (440)          4,743        $    (.09)
                                   -----        -------         ---------         ------         -------        ---------

Effect of dilutive
securities:
                                   -----        -------         ---------         ------         -------        ---------
Net loss applicable to
common shareholders
plus assumed conversions           $ (86)         4,960         $    (.02)        $ (440)          4,743        $    (.09)
                                   =====        =======         =========         ======         =======        =========


FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                              2003                                          2002
                         ------------------------------------------    ------------------------------------------
(In thousands, except      Income           Shares       Per-Share      Income/(Loss)      Shares       Per-Share
per share data)          (Numerator)     (Denominator)    Amount         (Numerator)    (Denominator)     Amount
                         -----------     -------------   ---------      -------------   -------------   ---------
Earnings per common
share:

Net income (loss)           $ 1,926           4,929                        $    586          4,743
   Dividends on
   Redeemable
   Convertible
   Preferred stock           (1,669)                                        (1,584)
                            -------         -------         -------        -------         -------        ---------
Net income (loss)
applicable to common
shareholders                $   257           4,929         $   .05        $  (998)          4,743        $    (.21)

Effect of dilutive
securities:
   Warrants                                     797
                            -------         -------         -------        -------         -------        ---------
Net income (loss)
applicable to common
shareholders plus
assumed conversions         $   257           5,726         $   .04        $  (998)          4,743        $    (.21)
                            =======         =======         =======        =======         =======        =========



As of September 30, 2003, the following were outstanding, but were not included in the computation of diluted EPS because the respective conversion or exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares and 571,428 shares at $19.50, $11.50, $3.50 and $3.50 per share respectively, (ii) Convertible Preferred Stock Series B, C and D and Subordinated Convertible Notes (including accrued payment-in-kind interest) of $7,192,651, $9,523,434, and $2,636,070 and $23,146,060 convertible at $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) 533,716 stock options with exercise prices ranging from $19.50 to $2.50. In addition to the above instruments, warrants to purchase 779,687 shares at $.01 per share were not included in the computation of diluted EPS for the three months ended September 30, 2003 because they are antidilutive due to the Company's loss.

As of September 30, 2002, the following were outstanding, but were not included in the computation of diluted EPS because they are antidilutive due to the Company's loss: (i) warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares, 571,428 shares and 1,134,615 shares at $19.50, $11.50, $3.50, $3.50 and
$3.50 per share, respectively, (ii) Convertible Preferred Stock Series B, C and D and Subordinated Convertible Notes (including accrued payment-in-kind interest) of $6,635,593, $8,804,334 and $2,431,129 and $22,061,786 convertible at $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) 533,716 stock options with exercise prices ranging from $19.50 to $2.50.

(6) WARRANT CONVERSIONS

In January 2003, 200,000 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 200,000 warrants were converted to 197,142 shares of the Company's common stock at the market price of $.70 on the day of the conversion.

In June 2003, 20,000 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 20,000 warrants were converted to 19,714 shares of the Company's common stock at the market price of $.70 on the day of the conversion.

In July 2003, 313 warrants previously issued to the holders of Subordinated Convertible Notes were converted into common stock according to a provision of the warrants providing for a cashless exercise transaction. The 313 warrants were converted to 308 shares of the Company's common stock at the market price of $.70 on the day of the conversion.

(7) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards ("NOLs") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full. The current income tax provision of $40,000 represents the Company's estimated alternative minimum tax liability for the nine months ended September 30, 2003. There was no such provision for the same period ended 2002.

(8) PRODUCT WARRANTY

The Company generally warrants that its products will be free of material defects during a three-year warranty period. Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers, including units sold before the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible for the cost of all parts required for service during the warranty period for all units sold.

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

The Company accrues estimated standard warranty cost as the SystemOne(R) Washers are sold to customers. Such estimated standard warranty cost includes the estimated cost of parts and the call center. Estimated cost of parts is based on actual parts used during the previous 16 months and the estimated cost of the call center includes estimated costs to be incurred during the remaining warranty period. Under the Settlement Agreement the Company is required to continue to supply any parts free of charge for the balance of the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty, at Safety-Kleen's expense.

The table below sets forth warranty accrual activity during the nine-month periods ended September 30:

                                                        2003            2002
                                                     ---------       ----------
    Beginning balance                                $ 674,000       $1,072,000
    Warranty provision                                 489,000          259,000
    Warranty payments                                 (637,000)        (618,000)
                                                     ---------       ----------
    Ending balance                                   $ 526,000       $  713,000
                                                     ---------       ----------

(9) NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if
1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

(10) Contingencies

On our about October 17, 2003, the Company, along with Safety-Kleen, was sued in the Court of Common Pleas for Beaver County, Pennsylvania by plaintiff Sirota's Machine Company, Inc. The plaintiff seeks damages in the amount of approximately $335,000 resulting from a fire that the plaintiff claims was caused by a SystemOne parts washer. Based upon an initial investigation by the Company's insurance carrier, the Company believes that the claim is without merit and anticipates that its insurance carrier will aggressively defend the claim. Accordingly, the Company currently anticipates that this case will not have a material adverse effect on the Company's financial position or its results of operations.


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

Commencing in the first quarter of 2001, the Company appointed Safety-Kleen the exclusive distributor for its Series 100, Series 300 and Series 500 SystemOne(R) parts washers in the United States, Puerto Rico, Canada and Mexico under the terms of the Exclusive Marketing Agreement. This strategic shift allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company's operating expenses.

On July 30, 2003, the Company entered into the SystemOne Equipment Inspection and Repair Agreement (the "Repair Agreement") with Safety-Kleen to inspect and repair any leaking tanks in SystemOne(R) Washers. During the third quarter, Safety-Kleen had claimed a purported material breach of the Exclusive Marketing Agreement by the Company, alleging that certain molded tanks in SystemOne(R) Washers potentially developed leaks and were, therefore, defectively designed or manufactured. During August and September, the Company proceeded to perform under the Repair Agreement. However, in September, the Company and Safety-Kleen determined that it was in their mutual best interests to enter into a Comprehensive Settlement Agreement (the "Settlement Agreement"), dated September 30, 2003, with Safety-Kleen, in order to terminate the Exclusive Marketing Agreement and the Repair Agreement (effective October 1, 2003), settle any outstanding disputes and grant full and mutual releases of all claims that each may have against the other.

Pursuant to the terms and conditions of the Settlement Agreement, which remains subject to the approval of the Bankruptcy Court administering Safety-Kleen's reorganization, Safety-Kleen's status as the exclusive North American distributor of SystemOne parts washers and all remaining parts washer unit purchase commitments for October 2003 through December 2005 under the Exclusive Marketing Agreement have been terminated. SystemOne will remain obligated to honor the balance of the three-year parts only warranty which is applicable to all parts washers sold to Safety-Kleen. The Settlement Agreement settles previously disclosed disputes between the parties and releases the parties from all claims that each may have against the other. The Settlement Agreement also required Safety-Kleen to surrender its warrant to purchase 1,134,615 shares of common stock of the Company for cancellation and provides that Safety-Kleen will have the right in 2005 to purchase the lesser of up to 3,000 SystemOne parts washer units or one-sixth of the Company's then annual production capacity.

In consideration for the foregoing, and among other things, the Settlement Agreement provides for a total payment of $14 million to the Company (the "Settlement Consideration"), consisting of a termination fee and a lump sum payment of the accumulated deferred price for the approximately 30,000 SystemOne parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. The Settlement Consideration consists of (i) $2 million, which was paid to SystemOne on October 6, 2003, (ii) $1 million payable to SystemOne within eleven days after the Safety-Kleen Bankruptcy Court approval becomes final and non-appealable, (iii) $7 million payable to SystemOne no later than December 31, 2003, provided that Safety-Kleen's plan of reorganization which has already been approved by the Bankruptcy Court becomes effective prior to December 1, 2003 and (iv) a balance of $4 million payable to SystemOne in monthly installments with the final payment due no later than March 31, 2004. Should Safety-Kleen's plan of reorganization not become effective prior to December 1, 2003, the final $11 million is payable with interest in monthly installments with the final payment due no later than March 31, 2004.

Because Safety-Kleen was the Company's only customer the Company will have to develop new distribution channels for its products. In order to conserve resources pending the development of a new distribution system, the Company reduced its production force effective September 29, 2003. Although the Settlement Agreement is expected to provide the Company with $14 million, prior to March 31, 2004, which will be used to fund its transition from single customer distribution to multiple distribution channels and to service its debt and other ongoing obligations, there can be no assurance that the Company's efforts to develop new distribution channels will be successful or that such amount will be sufficient to sustain any such effort. Any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company's results of operations, cash flows and financial condition. If the payments under the Settlement Agreement, together with any future sales revenue and other available capital resources are insufficient to fund the Company's transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. In addition, in light of the termination of the Exclusive Marketing Agreement, there can be no assurance that the lender under the Senior Revolver will continue to provide advances thereunder.

Management plans to distribute the SystemOne(R) Washers through multiple distribution channels utilizing third party distributors rather than establishing a direct marketing and distribution organization. The Company has signed a distribution agreement with Hockman-Lewis Limited appointing them as the Company's international sales distributor in all export markets worldwide excluding Canada, Mexico and Puerto Rico. Although the Company has conducted extensive research regarding the use of third party distributors, there can be no assurance that these multiple distribution channels will successfully penetrate the market or that the Company's overall marketing plans will prove to be successful. The Company plans to commence the sale of its SystemOne(R) Washers to distributors other than Safety-Kleen following the Bankruptcy Court's approval of the Settlement Agreement which approval is anticipated during the fourth quarter of 2003. Foreign sales are expected to occur before the Bankruptcy Court approval because, under the Exclusive Marketing Agreement, the Company retained the rights to sell, lease, rent and service all of the Company's parts washing equipment outside the Safety-Kleen's territory.

As a result of anticipated near term reduced production requirements following the termination of the Exclusive Marketing Agreement, the Company plans to reduce plant space and personnel and reduce non-essential expenses wherever practicable. The Company is in the process of finalizing an agreement to sublease approximately 25,000 square feet of idle manufacturing and office space to a non-related third party.

In June 2002, the Company began the process of attaining ISO 9001:2000 certification. ISO 9001:2000 is part of a family of international quality standards which require the Company to establish and maintain a quality system. The Company's quality system will include internal quality audits, corrective and preventive action systems, management review and continual third party assessments. This quality system is being implemented to ensure maximum customer satisfaction by offering the highest quality product. The Company has temporarily delayed attaining ISO 9001:2000 certification as it focuses on transitioning from single customer distribution to multiple distribution channels.

In December 2002, the Company completed an exchange (the "Exchange") of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 and 16% Promissory Notes due November 30, 2002 for (i) 8.25% Subordinated Convertible Notes due December 31, 2005, (ii) 10% Promissory Notes due December 31, 2005 and
(iii) warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share.

In connection with the Exchange, the holders of the Company's outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

The Company entered into an agreement on February 15, 2003 to extend the maturity date of the Company's Senior Revolver from May 30, 2003 to May 30, 2005.

During the nine months ended September 30, 2003, an aggregate of 220,313 warrants with an exercise price of $.01 per share previously issued to the holders of Subordinated Convertible Notes were converted by cashless exercises (based on a market price of $.70 per share on the specific dates of the conversions) into an aggregate of 217,164 shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue increased by $1,067,000, or 24.0%, to $5,519,000 for the three months ended September 30, 2003 from $4,452,000 for the comparable period during 2002. The revenue increase was a result of (i) a 23.0% increase in equivalent units sold resulting from the increase in Safety Kleen's minimum annual purchase commitment from 10,000 equivalent units in the prior year to 12,500 equivalent units in 2003 (ii) a price increase of approximately 2.3% pursuant to the Exclusive Marketing Agreement and (iii) a 10.7% increase in parts sold to Safety-Kleen. Sales during the 2003 and 2002 periods were entirely to Safety-Kleen. Revenue from sales for the fourth quarter is expected to be significantly less than in prior quarters as a result of the tentative termination of the Exclusive Marketing Agreement and the Company's efforts to transition from single customer distribution to multiple distribution channels.

Gross margin as a percentage of sales was 37.1% and 37.7% for the three months ended September 30, 2003 and 2002, respectively. The decrease in gross margin is primarily due to an additional warranty accrual of approximately $147,000 associated with the Repair Agreement. The decrease in gross margin is partially offset due to reductions in per unit production labor of approximately 7% and plant overhead of approximately 20% as a result of producing more units utilizing existing personnel and facilities.

Selling, general and administrative expenses for the three months ended September 30, 2003 were $863,000, an increase of $93,000, or 12.1%, compared to selling, general and administrative expenses of $770,000 for the three months ended September 30, 2002. Selling, general and administrative costs increased due to increased legal expenses related to the Repair Agreement of approximately $165,000. Such increased expenses were partially offset by a reduction in rent beginning in the second quarter of 2002. The reduction in rent was the result of the Company's return of approximately 13,000 square feet of idle capacity to its landlord.

Research and development expenses decreased by $1,000 from $85,000 for the three months ended September 30, 2002 to $84,000 for the three months ended September 30, 2003. Fourth quarter research and development expenditures are expected to be consistent with prior periods, as the Company does not foresee a significant reduction as a result of the tentative termination of the Exclusive Marketing Agreement.

The Company recognized an operating profit of $1,102,000 for the three months ended September 30, 2003 compared to an operating profit of $822,000 for the comparable period during 2002. This improvement is primarily due to the increase in minimum annual sales pursuant to the Exclusive Marketing Agreement discussed above. The Company does not expect this trend to continue in the fourth quarter as a result of the tentative termination of the Exclusive Marketing Agreement.

Interest expense for the three months ended September 30, 2003 was $754,000, a decrease of $69,000 or 8.4% compared to interest expense of $823,000 for the three months ended September 30, 2002. The decrease in interest expense is due to (i) a reduction in the outstanding principal on the Senior Revolver (ii) a reduction in the interest rate on the Subordinated Promissory Notes from 16% in 2002 to 10% in 2003 and (iii) lower amortization of debt issue costs in 2003. The interest expense decrease was partially offset by increased debt balances attributable to capitalization of accrued interest in connection with the December 9, 2002 debt restructuring and amortization of debt discount associated with common stock warrants issued to lenders during the fourth quarter of 2002.

Interest income increased $41,000 from $98,000 in the three months ended September 30, 2002 to $139,000 in the three months ended September 30, 2003. The increase is primarily due to the increase in the deferred portion of the sales price resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As a result of the tentative termination of the Exclusive Marketing Agreement, it is expected that nominal interest income will be recognized in the fourth quarter.

Income tax provision increased $7,000 from $0 in the three months ended September 30, 2002 to $7,000 in the three months ended September 30, 2003. The increase is due to the alternative minimum tax payable as a result of the Company recognizing net income in the three months ended September 30, 2003.

Dividends on redeemable convertible preferred stock increased by $29,000, or 5.4%, to $566,000 for the three months ended September 30, 2003 from $537,000 for the comparable period during 2002. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as payment-in-kind dividends.

As a result of the foregoing, the Company recognized net loss attributable to common shares of $86,000 for the three months ended September 30, 2003, an increase of $354,000, or 80.5%, compared to a net loss attributable to common shares of $440,000 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue increased by $3,557,000, or 26.8%, to $16,829,000 for the nine months ended September 30, 2003 from $13,272,000 for the comparable period during 2002. The revenue increase was a result of (i) a 23.1% increase in equivalent units sold resulting from the increase in Safety Kleen's minimum annual purchase commitment from 10,000 equivalent units in the prior year to 12,500 equivalent units in 2003,
(ii) a price increase of approximately 2.3% pursuant to the Exclusive Marketing Agreement and (iii) a 101.9% increase in parts sold to Safety-Kleen. Sales during the 2003 and 2002 periods were entirely to Safety-Kleen. Revenue from sales for the fourth quarter is expected to be significantly less than in prior quarters as a result of the tentative termination of the Exclusive Marketing Agreement and the Company's efforts to transition from single customer distribution to multiple distribution channels.

Gross margin as a percentage of sales was 38.5% and 39.7% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in gross margin is primarily due to an additional warranty accrual of approximately $448,000 associated with the Repair Agreement. The decrease in gross margin is partially offset due to reductions in per unit production labor of approximately 7% and plant overhead of approximately 20% as a result of producing more units utilizing existing personnel and facilities.

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $2,306,000, an increase of $106,000, or 4.8%, compared to selling, general and administrative expenses of $2,200,000 for the nine months ended September 30, 2002. Selling, general and administrative costs increased due to increased legal expenses related to the Repair Agreement of approximately $283,000. Such increased expenses were partially offset by a reduction in rent under the Company's property lease beginning in the second quarter of 2002. The reduction in rent was the result of the Company's return of approximately 13,000 square feet of idle capacity to its landlord.

Research and development expenses increased by $45,000, or 19.6%, from $230,000 for the nine months ended September 30, 2002 to $275,000 for the nine months ended September 30, 2003. The increase is primarily due to an increase in wages for the Company's engineers and increased expenditures related to the development and field testing of the Company's new SystemOne(R) Spray Gun Cleaner. Fourth quarter research and development expenditures are expected to be consistent with prior periods, as the Company does not foresee a significant reduction as a result of the tentative termination of the Exclusive Marketing Agreement.

Restructuring and other charges for the nine months ended September 30, 2002 consisted of a reversal of a restructuring accrual of $75,000 that was provided in the fourth quarter of 2000.

The Company recognized an operating profit of $3,901,000 for the nine months ended September 30, 2003 compared to an operating profit of $2,911,000 for the comparable period during 2002. This improvement is due largely to the increase in minimum annual sales pursuant to the Exclusive Marketing Agreement discussed above. The Company does not expect this trend to continue in the fourth quarter as a result of the tentative termination of the Exclusive Marketing Agreement.

Interest expense for the nine months ended September 30, 2003 was $2,324,000, a decrease of $260,000, or 10.1%, compared to interest expense of $2,584,000 for the nine months ended September 30, 2002. The decrease in interest expense is due to (i) fully amortizing in January

2002 debt discount associated with common stock warrants issued to lenders during the third and fourth quarters of 2000, (ii) a reduction in the outstanding principal on the Senior Revolver (iii) a reduction in the interest rate on the Subordinated Promissory Notes from 16% in 2002 to 10% in 2003 and
(iv) lower amortization of debt issue costs in 2003. The decrease is partially offset by increased debt balances attributable to capitalization of accrued interest in connection with the December 9, 2002 debt restructuring.

Interest income increased $130,000, or 50.2%, from $259,000 in the nine months ended September 30, 2002 to $389,000 in the nine months ended September 30, 2003. The increase is mainly due to the increase in the deferred portion of the sales price resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As a result of the tentative termination of the Exclusive Marketing Agreement, it is expected that nominal interest income will be recognized in the fourth quarter.

Income tax provision increased from zero in the nine months ended September 30, 2002 to $40,000 in the nine months ended September 30, 2003. The increase is due to the alternative minimum tax payable as a result of the Company recognizing net income in the nine months ended September 30, 2003.

Dividends on redeemable convertible preferred stock increased by $85,000, or 5.4%, to $1,669,000 for the nine months ended September 30, 2003 from $1,584,000 for the comparable period during 2002. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as payment-in-kind dividends.

As a result of the foregoing, the Company recognized net income attributable to common shares of $257,000 for the nine months ended September 30, 2003, an increase of $1,255,000, or 125.8%, compared to a net loss attributable to common shares of $998,000 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2003 increased by $2,015,000 to $2,616,000, compared to net cash provided by operating activities of $601,000 for the nine months ended September 30, 2002. The increase is primarily attributable to an increase in net income of $1,340,000 for the nine months ended September 30, 2003 as compared to the 2002 period. This increase from net income was offset by an increase in receivables due to (i) an increase in sales volume attributable to the scheduled 25% increase in equivalent units sold in the 2003 period, (ii) the increase in the deferred portion of the sales price and (iii) a 2.3% increase in the sales price. Operating cash benefited from the increase in accounts payable and accrued expenses due primarily to the availability of more favorable terms from vendors and increased purchases to support the higher inventory levels necessary to sustain the scheduled increase in sales volume.

Net cash used in investing activities for the nine months ended September 30, 2003 was $32,000, a decrease of $16,000, compared to $48,000 used in investing activities during the comparable period of the prior year. This decrease is primarily a result of purchasing more manufacturing equipment with cash in the first nine months of 2002 than in the same period in 2003. The

Company purchased manufacturing equipment totaling approximately $23,000 through a capital lease during the first quarter of 2003.

Net cash used in financing activities for the nine months ended September 30, 2003 was $1,872,000 compared to net cash used in financing activities of $297,000 for the nine months ended September 30, 2002. The increase of $1,575,000 is primarily due to Senior Revolver repayments totaling $1,735,000 in the 2003 period compared to repayments totaling $80,000 in the 2002 period. The increase is offset by lower payments of capital lease obligations due to several leases being paid off in 2002.

At September 30, 2003, the Company had working capital of $4,262,000 and cash and cash equivalents of $1,217,000, compared to working capital of $2,790,000 and cash and cash equivalents of $505,000 at December 31, 2002. The increase in working capital is mainly due to the increase in cash and cash equivalents and receivables attributable to the accumulation of the deferred portion of the sales price, which is offset, in part, by the increase in accounts payable and accrued expenses explained above. Given the tentative termination of the Exclusive Marketing Agreement effective October 1, 2003, the Company plans to attempt to conserve cash while transitioning from single customer distribution to multiple distribution channels utilizing third party distributors.

The Company's material short-term financial commitments are obligations to make
(i) lease payments on the Company's principal executive and manufacturing facility in Miami, Florida, and equipment leases (approximately $39,000 per month), (ii) installment payments for financed manufacturing equipment (approximately $12,000 per month), (iii) interest payments on the Company's 8.25% Subordinated Convertible Notes (approximately $157,000 per month) of which 50% accrues interest and 50% requires cash interest payments beginning January 1, 2003, (iv) interest payments under the Secured Notes (as defined below) which accrues and is due at maturity (approximately $37,000 per month) and (v) interest payments on the Senior Revolver (up to approximately $34,000 per month). Dividends on the Company's Series B, Series C and Series D Convertible Preferred Stock are paid by issuance of additional shares of such series.

The Company anticipates that its primary sources of cash will be accounts receivables of $5,964,000 (including the lump sum payment representing the deferred portion of the sales price), the approximately $9.8 million balance of payments expected to be collected under the Settlement Agreement prior to March 31, 2004 (assuming Bankruptcy Court approval) and the Senior Revolver. The Senior Revolver provides the Company with a $5 million revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit (as defined below). The Advance Limit is the lesser of $5,000,000 or the sum of the Advance Supplement of $2,500,000 plus an amount based on the Company's receivables and inventory. As of September 30, 2003, there was approximately $2,065,000 of credit available under the Senior Revolver. However, in light of the termination of the Exclusive Marketing Agreement, there can be no assurance that the lender under the Senior Revolver will continue to provide advances thereunder.

Because Safety-Kleen was the Company's only customer, the Company will have to develop new distribution channels for its products. In order to conserve resources pending the development of a new distribution system, the Company has reduced its production force effective September 29, 2003. Although the Settlement Agreement is expected to provide the Company with $14 million prior to March 31, 2004, which will be used to fund its transition from single customer distribution to multiple distribution channels and to service its debt and other ongoing obligations, there can be no assurance that the Company's efforts to develop new distribution channels will be successful or that such amount will be sufficient to sustain any such effort. Any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company's results of operations, cash flows and financial condition. If the payments under the Settlement Agreement, together with any future sales revenue and other available capital resources are insufficient to fund the Company's transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. In addition, in light of the termination of the Exclusive Marketing Agreement, there can be no assurance that the lender under the Senior Revolver will continue to provide advances thereunder.

In December 2002, the Company completed an exchange (the "Exchange") of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 and 16% Promissory Notes due November 30, 2002 for (i) 8.25% Subordinated Convertible Notes due December 31, 2005, (ii) 10% Promissory Notes due December 31, 2005 and
(iii) warrants to purchase shares of the Company's common stock, $.001 par value per share at an exercise price of $.01 per share.

In connection with the Exchange, the holders of the Company's outstanding shares of preferred stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

Although the Company believes that it will continue to be able to meet its operating cash requirements from accounts receivables of $5,964,000 (including the lump sum payment representing the deferred portion of the sales price), the approximately $9.8 million balance of payments expected to be collected under the Settlement Agreement prior to March 31, 2004 (assuming Bankruptcy Court approval) and the Senior Revolver, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2005, to repay long term debt, accrued interest and redeemable preferred stock as follows:

               Debt Plus Interest    Preferred Stock                Total
               ------------------    ---------------            ------------

  2003            $    14,775          $        --               $    14,775
  2004                 14,236                   --                    14,236
  2005             33,976,784                   --                33,976,784
  2006                     --           23,618,000*               23,618,000
                  -----------          -----------               -----------
 Total            $34,005,795          $23,618,000               $57,623,795
                  ===========          ===========               ===========

         *Assuming no pre-payment of Subordinated Convertible Notes.

There can be no assurance that the Company will have or be able to obtain sufficient cash to make such repayments. The Company is required to issue an additional 942,858 warrants to the holders of its Secured Notes if the Company (i) sells debt or equity securities, or debt securities convertible into equity securities, (ii) incurs debt yielding gross cash proceeds to the Company in an amount equal to or greater than the outstanding principal amount of the Secured Notes and with a scheduled final maturity date that exceeds 12 months from the date of issuance or (iii) enters into a merger, consolidation, sale of all or substantially all of its assets or other business combination transaction with a party that prior to such transaction owns less than 25% of the voting power of the Company's then outstanding equity securities. The fair market value of the warrants would be charged to operations should the warrants become issuable.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if
1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Management believes the following policies are critical to an understanding of the Company's financial statements.

REVENUE RECOGNITION. Under the Exclusive Marketing Agreement, the majority of the sales price payable for each unit purchased by Safety-Kleen, was payable on net 30-day terms from date of shipment with a portion (approximately 12%) of the sales price payable in equal installments over a 12-quarter period. Under the terms of the Settlement Agreement, the sales price for the final units shipped in September 2003 did not include a deferred installment payment. The Company recognized revenue at the time of shipment (F.O.B. shipping dock) for the entire sales price, but applied a discount to reflect the present value of the 12 quarterly payments utilizing a discount rate which is currently 14%. The discount rate used is the Company's incremental borrowing rate which is determined to be the interest paid on its Senior Revolver of 14%. In addition, the Company recognized imputed interest income over the discount period as the deferred portion of the purchase price was amortized over the scheduled payment period. At September 30, 2003, approximately $2,001,000 was included in receivables representing the then current portion of the installment payments and approximately $2,220,000 was due beyond 12 months as reflected in the balance sheet as Non-current portion of receivables, net of discount. Safety-Kleen has generally made its payments in accordance with the terms of the Exclusive Marketing Agreement and the Company considers this receivable from Safety-Kleen to be collectable. Based on the current level of the deferred portion of the purchase price, if the discount rate were to vary by 100 basis points, up or down, the Company's annual income would vary by approximately $42,000. The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $123,287 and $123,174 at December 31, 2002 and September 30, 2003, respectively.

The Company expects to recognize approximately $9.8 million of other income in the fourth quarter of 2003 should the Bankruptcy Court approve the Settlement Agreement consisting of the difference between the $4.2 million deferred portion of the sales price recognized in receivables as of September 30, 2003 and the $14 million in termination payments.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

PRODUCT WARRANTY. The Company generally warrants that its products will be free of material defects during a three-year warranty period. Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company's installed base of SystemOne(R) parts washers, including units sold before the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible for the cost of all parts required for service during the warranty period for all units sold.

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

The Company accrues estimated standard warranty cost as the SystemOne(R) Washers are sold to customers. Such estimated standard warranty cost includes the estimated cost of parts and the call center. Estimated cost of parts is based on actual parts used during the previous 16 months and the estimated cost of the call center includes estimated costs to be incurred during the remaining warranty period. Under the Settlement Agreement the Company is required to continue to supply any parts free of charge for the balance of the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty, at Safety-Kleen's expense.

USE OF ESTIMATES. Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations or beliefs concerning future events, including, without limitation, statements regarding the development of a new distribution system for the Company's products in light of the termination of the Exclusive Marketing Agreement and the sufficiency of the Company's cash and financial resources to support the cost of developing such new distribution system as well as for its other ongoing liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, the sufficiency of the Company's patents, the ability of the Company to manufacture its products on a cost effective basis, market acceptance of the Company's products, the effects of governmental regulation and the ability of the Company to obtain adequate financing to support its operational and marketing plans, the expansion of its services network and future product development. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. In particular, the Company's performance for the foreseeable future will be dependent on, among other things, (i) the ability to enter into satisfactory arrangements with distributors and other resellers of SystemOne's parts washers, (ii) the ability of the Company and any such distributors and resellers to penetrate the market for parts washers and to offer the SystemOne(R) Washers on commercial terms and prices that will be attractive to customers, (iii) the sufficiency of the Company's current financial resources to sustain the Company's operations pending the development of a new distribution system and sales revenue, (iv) the ability of the Company to successfully market and sell its products in international markets and (v) the ability of the Company to commercialize new products under development.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Director of Finance and Administration / Principal Financial Officer (PFO). Rules adopted by the SEC require that in this section of the quarterly report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company's Disclosure Controls based on and as of the date of the Controls Evaluation.

CEO AND PFO CERTIFICATIONS. Appearing as Exhibits 31.1 and 31.2 to this quarterly report are "Certifications" of the CEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of this quarterly report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including, without limitation, the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including, without limitation, the CEO and PFO, does not expect that the Company's Disclosure Controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by (i) the individual acts of certain persons, (ii) the collusion of two or more people, or
(iii) management override of the controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As such, over time controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/PFO evaluation of the Company's Disclosure Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's Disclosure Controls and to make modifications, as necessary. In this regard, the Company's intent is that the Disclosure Controls will be maintained as dynamic controls systems that change (including with improvements and corrections) as conditions warrant.

CONCLUSIONS. Based upon the Controls Evaluation, the Company's CEO and PFO have concluded, subject to the limitations noted above, that as of the end of the period covered by this quarterly report, our Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about October 17, 2003, the Company, along with Safety-Kleen, was sued in the Court of Common Pleas for Beaver County, Pennsylvania by plaintiff Sirota's Machine Company, Inc. The plaintiff seeks damages in the amount of approximately $335,000 resulting from a fire that the plaintiff claims was caused by a SystemOne parts washer. Based upon an initial investigation by the Company's insurance carrier, the Company believes that the claim is without merit and anticipates that its insurance carrier will aggressively defend the claim. Accordingly, the Company currently anticipates that this case will not have a material adverse effect on the Company's financial position or its results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

The Company has entered into a Marketing and Distribution Agreement, dated as of October 23, 2003 (the "International Marketing Agreement"), with Hockman-Lewis Limited ("Hockman Lewis"), an international distributor of automotive service equipment, under which Hockman-Lewis has been appointed the exclusive marketer and distributor of, and service provider for, the Company's parts, paint and other industrial washer equipment throughout the world other than North America and Puerto Rico (the "Territory"). The International Marketing Agreement has a five year team subject to extension for up to two additional five year terms unless either party provides not less than 180 days' notice of non-renewal. Hockman-Lewis is required to make annual minimum purchases commencing in year two of the term in the amount of $800,000, escalating to $5 million in year five. If Hockman-Lewis fails to meet its minimum purchase commitments, the Company has the right to terminate the International Marketing Agreement or to maintain Hockman-Lewis on a non-exclusive basis and market its products directly or through other third parties. In addition, if Hockman-Lewis has not entered a market by the commencement of the third year of the term or fails to achieve acceptable sales volume in a specific market, the Company has the right to remove any such market from the Territory or to market its products directly or through other third parties. The Company has also agreed to provide an 18 month parts only warranty for washers sold under the International Marketing Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS

             10 Marketing and Distribution Agreement dated as of October 23, 2003 between the Company and Hockman-Lewis Limited.

             31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

             31.2 Certification of Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

             32 Certification of Chief Executive Officer and Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

         (b) REPORTS ON FORM 8-K

             The following reports were filed on Form 8-K during the three months ended September 30, 2003:

                    (1) The Registrant filed a Current Report on Form 8-K, dated July 30, 2003, with the Securities and Exchange Commission pursuant to Items 5 and 7.

                    (2) The Registrant filed a Current Report on Form 8-K, dated August 20, 2003, with the Securities and Exchange Commission pursuant to Items 7 and 12. (b)

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SYSTEMONE TECHNOLOGIES INC.


Date: November 14, 2003                /s/ PAUL I. MANSUR
                                       -----------------------------------------
                                       Paul I. Mansur
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: November 14, 2003                /s/ STEVEN M. HEALY
                                       -----------------------------------------
                                       Steven M. Healy
                                       Director of Finance and Administration
                                       (Principal Financial Accounting Officer)

                                  EXHIBIT INDEX


10 Marketing and Distribution Agreement dated as of October 23, 2003 between the Company and Hockman-Lewis Limited.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2 Certification of Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32 Certification of Chief Executive Officer and Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.