Form 10KSB
period 2003-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2004-03-26
CIK 934851

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file no. 000-21325

SYSTEMONE TECHNOLOGIES INC.

— (Name of Small Business Issuer in Its Charter)

Florida	65-0226813

(State of Incorporation) 8305 N.W. 27th Street	(I.R.S. Employer Identification No.)
Suite 107 Miami, Florida	33122

(Address of Issuer’s Principal Executive Offices)	(Zip Code)

(305) 593-8015

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value, and the Common Stock Purchase Rights attached thereto

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer’s revenues for its most recent fiscal year: $16,847,498

The aggregate market value of the Issuer’s Common Stock held by non-affiliates as of March 19, 2004 was $595,210, computed by reference to the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board on such date.

As of March 19, 2004, there were 4,960,087 shares of the Issuer’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III, Items 9-12 and 14, is incorporated by reference from the Issuer’s definitive proxy statement (to be filed within 120 days after the end of the Issuer’s fiscal year ended December 31, 2003).

Preliminary Note Regarding Forward-Looking Statements

The following items contain certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the expectations or beliefs of SystemOne Technologies Inc. (the “Company”), including, but not limited to, statements regarding the development of a new distribution system for the Company’s products in light of the termination of the Exclusive Marketing Agreement (as defined herein) and the sufficiency of the Company’s cash and financial resources to support the cost of developing such new distribution system as well as for its other ongoing liquidity and capital resource needs. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “continue,” “project,” “target,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained herein, including, without limitation, the information set forth under the headings “Management’s Discussion and Analysis or Plan of Operation,” and “Business,” identifies important factors that could cause such differences. These forward-looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward-looking statements. These factors include, without limitation, (i) increased competition, (ii) the sufficiency of the Company’s patents, (iii) the ability of the Company to manufacture its products on a cost effective basis, (iv) market acceptance of the Company’s products, (v) the effects of governmental regulation and (vi) the ability of the Company to obtain adequate financing to support its operational and marketing plans, (vii) the expansion of its sales support and (viii) future product development. Results actually achieved may differ materially from the expected results included in forward-looking statements as a result of these or other factors. In particular, the Company’s performance for the foreseeable future will be dependent on, among other things, (i) the ability to enter into satisfactory arrangements with distributors and other resellers of the Company’s parts washers, (ii) the ability of the Company and any such distributors and resellers to penetrate the market for parts washers and to offer the SystemOne® Washers on commercial terms and prices that will be attractive to customers, (iii) the sufficiency of the Company’s current financial resources to sustain the Company’s operations pending the development of a new distribution system and continued sales revenue, (iv) the ability of the Company to successfully market and sell its products in international markets and (v) the ability of the Company to commercialize new products under development.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL AND RECENT DEVELOPMENTS

The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers (the “SystemOne® Washers”), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvents and yield pure solvent allowing cleaning solvents to be used, recycled and re-used perpetually, eliminating the need for costly and dangerous storage, transportation, and off-site processing of hazardous waste.

The Company was incorporated as Mansur Industries Inc. in November 1990 and, as a development stage company, devoted substantially all of its resources to research and development programs related to its full line of self-contained, recycling industrial parts washers until June 1996. The Company commenced its planned principal operations in July 1996 and began to generate significant revenue from product sales commencing in 1997. Between 1997 and 2000, the Company developed a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet, to market its products directly to customers.

Shifting its strategy in late 2000, the Company appointed Safety-Kleen Systems, Inc. a wholly owned subsidiary of Safety-Kleen Corp. (collectively “Safety-Kleen”) the exclusive distributor for SystemOne® parts washers in the United States, Puerto Rico, Canada and Mexico (the “Territory”) under the Marketing and Distribution Agreement dated November 14, 2000, as amended and restated as of March 8, 2001 (the “Exclusive Marketing Agreement”). This strategic shift allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company’s operating expenses. The Company retained five regional service managers strategically located throughout the country to provide technical expertise as needed. Also, during 2000 the Company’s operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

The Company began shipping SystemOne® parts washers to Safety-Kleen in January 2001 and immediately began to benefit from lower manufacturing costs per unit due to higher production volume as well as lower selling, general and administrative costs resulting from the elimination of its national direct sales and service infrastructure. During the period January 2001 through September 2003, the Company shipped approximately 30,000 parts washers to Safety-Kleen.

On September 30, 2003, the Company entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) with Safety-Kleen to terminate the Exclusive Marketing Agreement. The Settlement Agreement provides for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. Of this amount, the Company received $10 million during the fourth quarter of 2003, $2.5 million during January and February 2004 and anticipates receiving the balance of $1.5 million on or before March 31, 2004. The balance is currently secured by a letter of credit posted by Safety-Kleen. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity.

Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort. To date the Company has communicated with more than 90 potential distributors nationwide and estimates that approximately 40 to 50 distributors in this group may be qualified distributors for the Company’s products. Approximately eight distributors have been appointed to date and the Company began shipping initial orders to its new distributors in the first quarter of 2004 and expects to ship approximately 150 units during the first quarter of 2004 with increases throughout the year, although there can be no assurances of such increases. This projection compares to 3,750 units that would have been shipped in the first quarter of 2004 under the Exclusive Marketing Agreement.

The distribution agreements with newly appointed distributors are non-exclusive and require minimum initial orders of 10 units. Distributors take title to the inventory upon shipment (FOB plant) and the Company does not accept returned goods. Pricing is based on the Company’s standard national price list for both its SystemOne branded products and private label. The Company provides a one-year parts only warranty and distributors are responsible for all warranty labor on the equipment. See “Marketing and Distribution” for further discussion.

Based on current plans and estimates and taking into account the expected investment necessary to rebuild the Company’s distribution system, management has allocated approximately $5 million of available cash to reduce and retire certain indebtedness of the Company, which as of December 31, 2003, included $23,155,512 principal amount of the Company’s 8.25% Subordinated Convertible Notes due December 31, 2005 (the “Notes”) and $4,893,348 of 10% secured Promissory Notes (the “Secured Notes”), due December 31, 2005 including accrued interest. Although the Notes are subordinated to the Company’s outstanding Secured Notes, the holders of the Secured Notes have consented to the Company’s purchase of the Notes before repaying the Secured Notes.

During March 2004, the Company repurchased and retired $13.5 million principal amount of the Notes for an aggregate purchase price of $2.9 million. The Company expects to recognize a pre-tax gain of approximately $10.4 million in the first quarter of 2004 on the repurchase and retirement of these Notes.

EXCLUSIVE MARKETING AGREEMENT WITH SAFETY-KLEEN

Prior to the execution of the Settlement Agreement in September 2003, the Company operated under the Exclusive Marketing Agreement which (a) made Safety-Kleen the exclusive marketer, distributor and service provider for the Company’s Series 100, Series 300 and Series 500

SystemOne® parts washers in the Territory, and (b) obligated Safety-Kleen to purchase minimum quantities of the Company’s parts washing equipment for each contract year through December 26, 2005, the initial term of the Exclusive Marketing Agreement. The Company retained the rights to sell, lease, rent and service all of the Company’s parts washing equipment outside the Territory and, subject to Safety-Kleen’s right of first refusal, other product lines within the Territory.

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

Under the Exclusive Marketing Agreement, the price for each unit purchased by Safety-Kleen consisted of two components: a standard price payable on net 30-day terms from the date of shipment and a deferred price (approximately 12% of the total price) payable in equal installments over a 12-quarter period which was accounted for as set forth in Note 1(f) to the financial statements.

Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period.

On July 30, 2003, the Company entered into the SystemOne Equipment Inspection and Repair Agreement (the “Repair Agreement”) with Safety-Kleen following Safety-Kleen’s assertions that the molded tanks in parts washers manufactured by the Company may develop leaks and were, therefore, defectively designed or manufactured, constituting a purported material breach of the Exclusive Marketing Agreement by the Company. The Company informed Safety-Kleen that it believed that it was not in material breach of the Exclusive Marketing Agreement and that the molded tanks were not defectively designed or manufactured.

Although the Company complied with the material requirements of the Repair Agreement, a number of controversies remained between the Company and Safety-Kleen, including claims by Safety-Kleen of material breaches of the Exclusive Marketing Agreement by the Company. All such alleged claims were resolved under the Settlement Agreement. In addition, under the Settlement Agreement, the Company is required to continue to supply any parts at its sole expense in accordance with, and for the balance of, the three-year warranty applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense.

INDUSTRY AND COMPETITION

Based upon industry research, the Company estimates that domestic expenditures in connection with industrial parts cleaning equipment and services exceed $1.0 billion annually. Industrial parts cleaning equipment are used by automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category employing service, maintenance and repair operations. Conventional industrial parts cleaning equipment typically remove lubrication oils from tools and parts through the use of mineral spirit solvents that become progressively more contaminated and less effective in the cleaning process. Eventually, the solvent becomes saturated with oil, sludge and other contaminants and is typically classified as a hazardous waste under federal and state regulations. Under the most common current practice, the contaminated solvent must be stored until pick-up, when pure solvent is delivered and the contaminated solvent is transported to regional refining facilities. This delivery and off-site recycling program is typically scheduled on 4 to 16 week cycles. In contrast, the distillation process used in the Company’s SystemOne® Washers removes all the contaminants from the solvent within the cleaning unit itself, minimizing the volume of waste by-product and providing pure solvent to the customer “on demand”, eliminating the need for costly and potentially dangerous storage and transportation of hazardous waste. Moreover, the small amount of waste by-product yielded in the distillation process used in the SystemOne® General Parts Washers can typically be recycled or disposed of together with the customer’s used motor oil, which is generally not classified as hazardous waste. Accordingly, the Company believes that its product line presents an attractive and economical alternative to users of other technologically outdated, non-recycling parts cleaning equipment because the Company’s SystemOne® product line facilitates efficient and economical compliance with environmental regulations, minimizes waste disposal requirements, reduces insurance costs and increases worker productivity as a result of enhanced cleaning solution utilization.

The industrial parts cleaning industry is highly competitive and dominated by Safety-Kleen. The Company believes that Safety-Kleen services a dominant portion of the parts washing machines currently in use and that no other competitor accounts for more than 10% of the parts washer market in the United States. The Company believes that Safety-Kleen will be the Company’s primary competitor.

Other than SystemOne part washers still in Safety-Kleen’s inventory, the Company is not aware of any competitor that is currently marketing a self contained recycling parts washer competitive with the Company’s SystemOne® products and at comparable pricing to the Company’s SystemOne® products. Certain of the Company’s target customers have attempted to enhance the capabilities of their existing industrial parts washers by acquiring stand alone equipment capable of distilling solvent. In addition to the non-recycling products discussed above, there are competitors which use ultrasonic, aqueous, or other chemical free parts cleaning technologies. Although there is a wide variety of such machinery currently available to the public, the Company believes that the SystemOne® Washers compare favorably on the basis of, among other things: (i) delivery of pure solvent “on demand”; (ii) lower overall cost; (iii) reduced time and cost associated with documenting compliance with applicable environmental and other laws;

(iv) reduced safety and environmental risks associated with competitive machines and services; (v) customer service; and (vi) difficulty in handling the regulated substances used and/or generated by competitive machines.

The Company is broadening its product line with the launch of its new Paint Gun Cleaner in early 2004. The Company estimates there are approximately 42,000 paint and body shops in the United States currently holding painting permits. Approximately 79% of these paint and body shops are highly accessible, individually owned small businesses and are single location operations. Market research indicates that purchase decisions for such equipment is based on recommendations from manufacturer’s agents, as well as three criteria; quality, price and ease of use. The Company’s new Spray Gun Washer has been designed to meet all three criteria as well as incorporating the Company’s proprietary resource recovery and waste minimization technologies to distill contaminated paint thinners for perpetual use and re-use, eliminating the need for costly and potentially dangerous storage and transportation of hazardous thinner waste.

Although the Company has conducted extensive research regarding the potential market for its new Spray Gun Washer, there can be no assurance that this new product will gain customer acceptance or that the Company’s marketing plans will prove to be successful. Furthermore, the market for spray gun cleaning equipment is competitive and other manufacturers of such equipment may have greater financial resources and brand recognition than the Company.

STRATEGY

The Company’s strategy is to continue its focus on the research, design, development, manufacture and sale of its SystemOne® Washers. To date, the Company has shipped over 50,000 SystemOne Washers and believes that its products have achieved significant market penetration because of the technological, economic and environmental advantages of the Company’s products over competitive equipment.

The Company plans to place strong emphasis in 2004 on the following initiatives:

LAUNCH ITS NEW PAINT GUN WASHER PRODUCT LINE. The Company expects to broaden its industrial parts cleaning product line with the commercial launch of its new paint and coatings Spray Gun Washer during early 2004. As with any new product, unanticipated design or production problems could delay such introduction. See “Products”. The Company has one patent issued and one patent pending for its Paint Gun Washer.

DEVELOP A THIRD PARTY DOMESTIC DISTRIBUTION NETWORK. In light of the termination of the Exclusive Marketing Agreement, the Company is in the process of establishing a new distribution network for its products and is currently undertaking the appointment of new distributors throughout the United States. See “Marketing & Distribution”.

EXPAND INTO INTERNATIONAL MARKETS. The Company estimates that the combined worldwide international market for parts washer equipment is approximately equal in size to the U.S. market. The European market, a potential new market for the Company’s product lines, is a highly fragmented market with only one significant operator, Safety-Kleen Europe Limited (not affiliated with Safety-Kleen Corp.), with approximately 125,000 installed parts washer units throughout Europe. The Company determined that it would have the best access to the international markets through a third party distributor and in October 2003 entered into a distribution agreement with Hockman-Lewis Limited appointing them as the Company’s exclusive international sales distributor in all export markets worldwide. See “Marketing & Distribution”. As of the date hereof, the Company has not completed any international sales.

PRODUCTS

The Company’s entire product line incorporates resource recovery and waste minimization technologies for which the Company has obtained patent protection. All of the Company’s products (i) provide continuously recycled cleaning solution during the cleaning process, (ii) eliminate the necessity for continual replacement and disposal of contaminated cleaning solution and (iii) facilitate practical and cost effective compliance with demanding environmental laws and regulations. All of the Company’s products described below are available for commercial sale.

SYSTEMONE® GENERAL PARTS WASHER was the first of the Company’s products to be commercially available. The SystemOne® General Parts Washer provides users with pure mineral spirit solvent “on demand” for parts and tools cleaning purposes, utilizing a low-temperature vacuum distillation process to recycle contaminated solvents within the unit. This process allows the solvent to be perpetually used and reused without the need for off-site processing, minimizes the volume of waste by-product and eliminates the need for storage and disposal of the hazardous waste solvent. The markets for SystemOne® General Parts Washers are automotive, aviation and marine service, repair and rebuilding facilities, gas stations, transmission shops, parts remanufacturers, machine shops, and general manufacturing operations of every size and category employing service, maintenance and repair operations. The SystemOne® General Parts Washer was enhanced during fiscal 2003 for improved performance, reduced size and greater mobility.

SYSTEMONE® MOBILE WASHER is a mobile telescoping mini-parts washer designed specifically as a satellite unit to the SystemOne® General Parts Washer. The SystemOne® Mobile Washer may be placed directly under the automobile being serviced and accesses clean solvent from the SystemOne® General Parts Washer that also serves to recycle the contaminated solvents.

SYSTEMONE® SPRAY GUN WASHER incorporates the Company’s recycling/reclamation capabilities for paint thinner recovery. The target markets for paint and coatings spray gun washers consist of automotive, aviation and marine paint shops and all general manufacturing operations that maintain spray painting and spray on coatings operations.

MANUFACTURING AND SUPPLY OF RAW MATERIALS

The Company currently leases a 62,000 square foot facility located in Miami, Florida which serves as the Company’s executive office, manufacturing and research facility. On November 17, 2003, the Company entered into an agreement to sublease approximately 25,000 square feet of unneeded space in this facility to a third party. All of the Company’s manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne® Washers at this facility is approximately 5,000 units and can be expanded up to 25,000 on two full shifts. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities. The facility is leased through October 2005 and the lease provides two renewal terms of three years each, exercisable at the Company’s option upon six months prior written notice. In the second quarter of 2002, the Company reduced its leased space from 75,000 square feet to 62,000 square feet and negotiated a lower rental rate.

The SystemOne® Washers are assembled from raw materials and components all of which the Company believes are readily obtainable in the United States. The Company believes that it is not dependent upon any of its current suppliers to obtain the raw materials and components necessary to assemble and manufacture SystemOne® Washers. The Company currently procures raw materials and components for its SystemOne® Washers from approximately 50 sources.

MARKETING AND DISTRIBUTION

In light of the previously disclosed Settlement Agreement with Safety-Kleen, the Company’s strategy is to establish new distribution channels for its products. The Company has determined that its best potential channels of distribution are in the following three industry segments:

ENVIRONMENTAL SERVICES/USED OIL COLLECTION: The environmental services industry consists of parts washer services, used oil collection and other waste removal services. Although Safety-Kleen holds a dominant market share in the parts washer segment (about 50% — 60%), its used oil collection segment represents about 10% — 15% of total used oil collection in the United States. This highly fragmented industry is composed of numerous regional operators whose customer base generally overlaps Safety-Kleen’s parts washer market share. Used oil recovery operators generally do not provide parts washer services to their oil customers because they often lack the infrastructure to deliver, collect, refine and redeliver cleaning solvents, and the cost of establishing such an infrastructure is significant. The Company’s SystemOne recycling parts washers do not require such an infrastructure as they recycle the cleaning solvents automatically “on-site” eliminating the need to deliver, collect, refine and redeliver such solvents typically required of traditional non-recycling parts washers. The Company’s SystemOne recycling washers provide the oil collection operators with an opportunity to expand their service offerings to their customer base with a new parts washer offering that they can “bundle” with their other environmental services.

AUTOMOTIVE LUBRICATION DISTRIBUTORS: Automotive lubrication distributors for major lubrication products represent potential distribution partners for the Company’s products because they provide an array of products and services to the same customer base that utilizes parts washers. They typically have expansive sales and service infrastructures and customer bases. The SystemOne parts washer line represents a product offering that is complementary to lubrication distributors’ typical product and service offerings.

AUTOMOTIVE SERVICES EQUIPMENT DISTRIBUTORS: Automotive equipment distributors with adequate sales and services infrastructure also represent a potential distribution channel for the Company’s products because they provide an array of products and services to the same customer base that utilizes parts washers. Equipment distributors provide an additional advantage in that they are generally highly experienced in equipment leasing and may provide a greater variety of leasing and financing options with attractive terms.

In order to have access to as many potential distributors in the industry segments described above, the Company (i) has joined or is developing relationships with several key industry associations including, among others, the Association of Independent Oil Distributors (AIOD); the National Oil Recyclers Association (NORA); and the National Independent Parts Cleaner Association (NIPCA); (ii) participates or intends to participate in all relevant trade shows including the Automotive Aftermarket Products Expo (AAPEX), the NORA show, the National Autobody Congress and Exposition (NACE), and the Auto Mechanika Show (in Frankfurt, Germany), and (iii) has initially appointed five regional sales support managers to assist in locating, training and supporting the Company’s network of distributors nationwide.

To date the Company has communicated with more than 90 potential distributors nationwide and estimates that approximately 40 to 50 distributors in this group represent potentially qualified distributors for the Company’s products. Approximately eight distributors have been appointed to date and the Company anticipates the shipment of initial orders in the first quarter of 2004 to total approximately 150 units with increases throughout the year, although there can be no assurances of such increases. This projection compares to 3,750 units that would have been shipped in the first quarter of 2004 under the Exclusive Marketing Agreement.

The Company has entered into a distribution agreement, dated October 23, 2003, with Hockman-Lewis Limited appointing them as the Company’s international sales distributor in all export markets worldwide (the “International Distribution Agreement”). Hockman-Lewis has over 70 years of experience in managing export sales and marketing on behalf of many prominent American manufacturers of automotive service equipment. The International Distribution Agreement has a five-year term subject to extension for up to two additional five-year terms unless either party provides not less than 180 days’ notice of non-renewal. To maintain its exclusive status, Hockman-Lewis is required to make annual minimum purchases commencing in year two of the term in the amount of $800,000 and escalating to $5 million in year five. With sales offices in the United States, Singapore, and the United Kingdom, Hockman-Lewis personnel travel extensively throughout the world utilizing its international sales force to locate, appoint and support leading equipment distributors in international territories worldwide. Hockman-Lewis’ multilingual personnel provide marketing and technical support to their distribution partners as well as managing all aspects of handling, financing, invoicing, shipping and documentation on behalf of its clients. To date, there have not been any sales under the International Distribution Agreement.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

The Company has been awarded 11 United States patents for its product line including its SystemOne® General Parts Washer (four patents), Power Spray Washer, Spray Gun Washer, Immersion Washer, Floor Washer, MiniDisposer (thermal oxidizer) and Vapor Recovery System (two patents). The Company applies for patents as appropriate and currently has a second patent pending relating to the Paint Gun Washer. The Company’s patents on its principal product, the

SystemOne® General Parts Washer, have terms that commenced September 1994 and continue through September 2015. The Company holds 12 foreign patents in Europe, Canada, Mexico and Japan relating to its SystemOne® technologies and has three additional foreign patents pending in Europe and Canada.

The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that patents will not be circumvented or invalidated or that the Company’s competitors will not commence marketing self-contained washers with similar technology. In addition, it is costly to enforce patent and other intellectual property rights against infringing parties. In the event the Company’s products or processes infringe patents or proprietary rights of others, the Company may be required to incur costs to defend such claims, modify the design of its products or obtain a license, any of which could harm the Company’s results of operations.

The Company has received federal trademark registrations with respect to the “SystemOne®” mark and design and Qsol® mark and design for the Company’s proprietary solvent formulas.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company’s know-how, concepts, ideas and documentation. Although the Company has and expects to continue to have confidentiality agreements with certain employees and vendors, there can be no assurance that such arrangements will adequately protect the Company’s trade secrets. Because the Company believes that its proprietary information is important to its business, failure to protect such information could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

The Company recognizes that the industrial parts cleaning industry may be entering a phase of rapid technological change and the Company will seek to retain what it perceives as its technological superiority over competitors’ products. In this regard, the Company intends to continue to seek means of enhancing and improving its SystemOne® Washers. In order to keep pace with the rate of technological change, the Company also intends to devote considerable resources in time, personnel and funds on research and development for future products as well as improvements to existing products. The Company recognizes that many of its competitors have far greater financial resources than the Company which may be devoted to research and development and there can be no assurance that the Company will maintain a technological advantage over its competitors or that the Company will develop new products capable of commercialization.

Research and development expenses increased by $26,471 or 8.3% from $320,083 for the year ended December 31, 2002 to $346,554 for the year ended December 31, 2003. The increase is primarily due to an increase in wages for the Company’s engineering staff. For 2004, the Company expects to expend approximately the same amount as in 2003.

The Company’s engineering team is currently working on four projects: enhancing its Spray Gun Washer; developing a new industrial washer for the printing industry (the “Printing Washer”); developing an automated version of its General Parts Washer (the “Agitation Washer”); and implementing the ISO 9001:2000 quality process.

The Company’s new Printing Washer under development utilizes the same core resource recovery technology as the General Parts Washer to clean components of printing presses and printing rollers. The Company plans to finish the design, development and field testing of its Printing Washer by late 2004, although unanticipated development and engineering problems could cause delays. Assuming timely completion of development and testing, the Company anticipates commencing marketing of the Printing Washer in early 2005, provided acceptable distribution agreements can be finalized. The Company believes that currently there are no existing parts washers marketed specifically for this industry. The Company did not incur any costs in 2003 relating to the Printing Washer and estimates that it will incur approximately $87,000 in 2004 to design, develop, test and tool the Printing Washer. The Company does not anticipate any significant technological issues will result in adapting its core resource recovery technologies for the printing industry, although there can be no assurance that field-testing will not reveal unanticipated problems.

The Company’s automated Agitation Washer utilizes its core resource recovery technology with an automated agitation washing system versus the manual system employed in the General Parts Washer. The new version will improve productivity with certain cleaning applications as there will be no need for the user to manually operate the cleaning device of the unit. The Company did not incur any costs in 2003 relating to the Agitation Washer and estimates that it will incur approximately $87,000 in 2004 to design, develop, test and tool this new product.

The Company began implementation of ISO 9001:2000 during 2002 toward attaining certification. ISO 9001:2000 is part of a family of international quality standards which requires the Company to establish and maintain a quality system. The Company’s quality system will include internal quality audits, corrective and preventive action systems, management review and ongoing third party assessments. Although the Company expected to be certified in 2003 by Perry Johnson, Inc., a training, consulting and implementation firm, the Company’s engineering department had to focus on issues related to the Repair Agreement and the implementation was postponed until mid 2004. Costs incurred relating to the certification were approximately $87,000 in 2003 and the Company estimates that it will spend the same amount to complete this project in 2004. This quality system is being implemented to maximize customer satisfaction although it is not currently required for either domestic or international sales.

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

The Company believes that customer demand for its SystemOne® Washers is partially a function of the legal environment in which customers for the Company’s products conduct business; accordingly, the federal and state laws and regulations discussed below regulate the behavior of the Company’s customers. The Company’s SystemOne® Washers were designed to help minimize the cost of complying with existing federal and state environmental laws and regulations. Any changes, relaxation or repeal of the federal or state laws and regulations which have shaped the parts washing industry may significantly affect demand for the Company’s products and the Company’s competitive position.

REGULATION OF HANDLING AND USE OF SOLVENTS. Federal and state regulations have restricted the types of solvents that may be utilized in industrial parts cleaning machines. Stoddard solvents, more commonly known as mineral spirits and solvent naphtha, are the cleaning solvents typically used in industrial parts washers. The Company uses mineral spirits with a minimum of 140 degrees Fahrenheit ignitable limits in its SystemOne® Washers. Such mineral spirits do not exhibit the ignitability characteristic for liquid hazardous wastes as defined in the Resource Conservation and Recovery Act of 1976, as amended (the “RCRA”), and the regulations under that statute adopted by the United States Environmental Protection Agency (the “EPA”). Certain machines sold by the Company’s competitors use mineral spirits with lower ignitable limits, which may, after use, render such mineral spirits subject to regulation as a hazardous waste. The Company believes that the ability to recycle the mineral spirits used in its SystemOne® Washers provides a significant economic benefit to the Company’s customers by allowing them to avoid the expenses and potential liability associated with the disposal of such solvent as a hazardous waste.

Federal, state and many local governments have adopted regulations governing the handling, transportation and disposal of mineral spirit solvents. On the federal level, under the Hazardous Materials Transportation Act (“HMTA”), the United States Department of Transportation has promulgated requirements for the packaging, labeling and transportation of mineral spirits in excess of specified quantities. Relative to the handling and disposal of mineral spirits, many states and local governments have established programs requiring the assessment and remediation of improper discharges of hazardous materials into the environment. Liability under such programs is possible for improper release of mineral spirits in violation of applicable standards. Civil penalties and administrative costs may also be imposed for such violations. The Company’s products do not require the transportation of mineral spirits that necessitate compliance with HMTA requirements providing significant economic benefits.

REGULATION OF GENERATION, TRANSPORTATION, TREATMENT, STORAGE AND DISPOSAL OF CONTAMINATED SOLVENTS. The generation, transportation, treatment, storage and disposal of contaminated solvents is regulated by the federal and state governments. At the federal level, the RCRA authorized the EPA to develop specific rules and regulations governing the generation, transportation, treatment, storage and disposal of hazardous solvent wastes as defined by the EPA. The Company believes that none of the solvent recycled in SystemOne® Washers when used in accordance with its intended purpose and instructions is subject to regulation as a “hazardous waste.” In contrast, the Company believes that the mixture of solvent and contaminants which is periodically recovered from the machines of many of its competitors is subject to regulation as “hazardous waste.”

The Company believes that the ability to manage its residue by-product as used non-hazardous oil rather than as a hazardous waste is economically attractive to the Company’s customers for a number of reasons. The Company believes that substantially all of its target equipment users currently have established systems for the handling, transportation, recycling and/or disposal of non-hazardous used oil. Accordingly, the classification of the residue as non-hazardous used oil enables the Company’s customers to dispose of or recycle the residue at no significant additional cost and avoid certain costs associated with establishing and disposing of wastes in compliance with a hazardous waste disposal system. Even if the residue by-product were required to be handled, transported, recycled and/or disposed of as a hazardous waste, the fact that the SystemOne® Washers effect a substantial reduction in the volume of waste product requiring disposal would still serve to significantly reduce disposal costs.

PRODUCT LIABILITY AND INSURANCE

The Company is subject to potential product liability risks through the use of its industrial parts cleaning equipment. The Company has implemented appropriate quality control measures and currently maintains product liability insurance with respect to such potential liabilities. There can be no assurance, however that such insurance would be adequate to cover any particular claim or that insurance will continue to be available on acceptable terms.

EMPLOYEES

As of February 10, 2004, the Company had 48 full time employees. At February 7, 2003, the Company had 76 full time employees. The reduction is due to the cutback in Company manufacturing personnel and non-essential administrative personnel during the third quarter of 2003 as a result of termination of the Exclusive Marketing Agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices and its manufacturing and research and development facilities in a 62,000 square foot building located in Miami, Florida. The initial term of the lease for this facility expires October 3, 2005. This lease provides for two renewal terms of three years each and is exercisable at the Company’s option upon six months prior written notice. The Company’s annual lease payments are approximately $441,000, subject to an annual 3.0% increase, plus the Company’s proportionate share of the facilities’ maintenance and operating expenses. The Company has the right to cancel this lease upon three months’ prior written notice, subject to certain conditions. The Company has also been granted a right of first refusal with respect to vacant space adjoining these facilities.

Subsequent to the termination of the Exclusive Marketing Agreement and as a result of the reduction in production, the Company subleased 25,000 square feet of unneeded space to a non-related third party. The initial term of the sublease started on December 15, 2003 and expires October 3, 2005. The annual sublease payments are approximately $120,000 inclusive of electricity and sales tax.

All of the Company’s manufacturing operations, including design, fabrication, painting and assembly are performed at this facility. Annual manufacturing capacity of SystemOne® Washers at this facility is approximately 5,000 units and can be expanded up to 25,000 units on two full shifts. The Company currently manufactures its other products in amounts required for testing, test marketing and/or commercial production in these manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

On or about October 17, 2003, the Company, along with Safety-Kleen, was sued in the Court of Common Pleas for Beaver County, Pennsylvania, by plaintiff Sirota’s Machine Company, Inc. The plaintiff seeks damages in the amount of approximately $335,000 resulting from a fire that the plaintiff claims was caused by a SystemOne parts washer. Based upon an initial investigation by the Company’s insurance carrier, the Company believes that the claim is without merit and anticipates that its insurance carrier will aggressively defend the claim. Accordingly, the Company currently anticipates that this case will not have a material adverse effect on the Company’s financial position or its results of operations.

The Company is subject to various claims and lawsuits that are routine litigation incidental to its business. On the basis of advice from legal counsel, management does not expect that the ultimate resolution of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s securities are quoted on the OTC Electronic Bulletin Board under its symbol STEK.OB.

The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported on the OTC Electronic Bulletin Board for the periods indicated. The OTC Electronic Bulletin Board quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	HIGH BID PRICE	LOW BID PRICE
2003
Fourth Quarter	$0.50	$0.10
Third Quarter	$0.73	$0.45
Second Quarter	$0.70	$0.50
First Quarter	$0.70	$0.40

2002
Fourth Quarter	$0.90	$0.60
Third Quarter	$1.50	$0.85
Second Quarter	$2.08	$1.50
First Quarter	$2.30	$2.04

As of December 31, 2003, there were 43 holders of record of the Company’s Common Stock. The Company believes that there are in excess of 500 beneficial owners of the Common Stock. On March 19, 2004, the closing bid price of the Common Stock was $.12 per share.

To date, the Company has not declared or paid any dividends on its Common Stock. Pursuant to the terms of the Company’s outstanding Convertible Subordinated Notes, its Senior Revolver (as defined below), the Subordinated Loan Agreement (as defined below) and outstanding series of preferred stock, the Company may not declare or pay any dividends or make any other distributions, except dividends or distributions payable in equity securities. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements and financial condition, contractual restrictions and other relevant factors. The Board does not intend to declare any dividends on the Company’s common stock in the foreseeable future, but instead intends to retain future earnings, if any, for use in the Company’s business operations and to make principal and interest payments on the Company’s outstanding indebtedness.

The following table includes the following information as of December 31, 2003 for the Company’s Executive Incentive Plan, which is its only equity incentive compensation plan.

•	The number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a));

•	The weighted-average exercise price of the outstanding options, warrants and rights disclosed (column (b)); and

•	Other than securities to be issued upon exercise of the outstanding options, warrants and rights disclosed in column (a), the number of securities remaining available for future issuance under the plan.

Equity Compensation Plan Information

	Number of Securities	Weighted-average	Number of Securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column (a))
	Column (a)	Column (b)	Column (c)
Executive Incentive Plan	421,328	$3.45	328,672

Pursuant to an amendment approved by the Company’s shareholders during 2000, stock options to purchase up to 750,000 shares of common stock may be granted under the Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements, including the notes thereto, contained elsewhere in this report.

GENERAL AND RECENT DEVELOPMENTS

The Company designs, manufactures and sells the SystemOne Washers, a full line of patented, self-contained, recycling industrial parts washers for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvents and yield pure solvent allowing cleaning solvents to be used, recycled and re-used perpetually, eliminating the need for costly and dangerous storage, transportation and offsite processing of hazardous waste.

The Company commenced its planned principal operations in July 1996 and began to generate significant revenue from product sales commencing in 1997. Between 1997 and 2000, the Company developed a national direct marketing and distribution organization, including the establishment of regional distribution centers and a service fleet, so as to market its products directly to customers.

Shifting its strategy in late 2000, the Company appointed Safety-Kleen Systems the exclusive distributor for SystemOne® parts washers in the United States, Puerto Rico, Canada and Mexico under the Exclusive Marketing Agreement. This strategic shift allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company’s operating expenses. The Company retained five regional service managers strategically located throughout the country to provide technical expertise as needed.

The Company began shipping SystemOne® parts washers to Safety-Kleen in January 2001 and immediately began to benefit from lower manufacturing costs per unit due to higher production volume as well as lower selling, general and administrative costs resulting from the elimination of its national direct sales and service infrastructure. During the period January 2001 through September 2003, the Company shipped approximately 30,000 parts washers to Safety-Kleen.

On September 30, 2003, the Company entered into the Settlement Agreement with Safety-Kleen to terminate the Exclusive Marketing Agreement. The Settlement Agreement provides for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. Of this amount, the Company received $10 million during the fourth quarter of 2003, $2.5 million during January and February 2004 and anticipates receiving the balance of $1.5 million on or before March 31, 2004. The balance is currently secured by a letter of credit posted by Safety-Kleen. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity.

Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort. To date the Company has communicated with more than 90 potential distributors nationwide and estimates that approximately 40 to 50 distributors in this group may be qualified distributors for the Company’s products. Approximately eight distributors have been appointed to date and the Company began shipping initial orders to its new distributors in the first quarter of 2004 and expects to ship approximately 150 units during the first quarter of 2004 with increases throughout the year, although there can be no assurances of such increases. This projection compares to 3,750 units that would have been shipped in the first quarter of 2004 under the Exclusive Marketing Agreement.

The U.S. distribution agreements with newly appointed distributors are non-exclusive and require minimum initial orders of 10 units. Distributors take title to the inventory upon shipment (FOB plant) and the Company does not accept returned goods. Pricing is based on the Company’s standard national price list for both its SystemOne branded products and private label. The Company provides a one-year parts only warranty and distributors are responsible for all warranty labor on the equipment. See “Description of Business — Marketing and Distribution” for further discussion.

The Company has entered into a distribution agreement, dated October 23, 2003, with Hockman-Lewis Limited appointing them as the Company’s international sales distributor in all export markets worldwide. The International Distribution Agreement has a five-year term subject to extension for up to two additional five-year terms unless either party provides not less than 180 days’ notice of non-renewal. To maintain its exclusive status, Hockman-Lewis is required to make annual minimum purchases commencing in year two of the term in the amount of $800,000 and escalating to $5 million in year five. See “Description of Business — Marketing and Distribution” for further discussion.

During March 2004, the Company repurchased and retired $13.5 million principal amount of the Notes for an aggregate purchase price of $2.9 million. The Company expects to recognize a pre-tax gain of approximately $10.4 million in the first quarter of 2004 on the repurchase and retirement of these Notes.

CRITICAL ACCOUNTING POLICIES

Note 1 to the financial statements set forth herein includes a summary of the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management believes the following policies are critical to an understanding of the Company’s financial statements. These policies have been discussed with the audit committee.

REVENUE RECOGNITION

Pursuant to the Exclusive Marketing Agreement, the price charged to Safety-Kleen was determined annually based on the actual manufacturing costs incurred during a specified three month period of the previous year. Under the Exclusive Marketing Agreement, the price for each unit purchased by Safety-Kleen consisted of two components: a standard price payable on net

30-day terms from the date of shipment and a deferred price (approximately 12% of the total price) payable in equal installments over a 12-quarter period which was accounted for as set forth in Note 1(f) to the financial statements. The Company recognized revenue at the time of shipment (F.O.B. shipping dock) for the total sales price, but applied a discount to reflect the present value of the 12 quarterly deferred price payments utilizing a discount rate of 14% which was the interest rate then paid on the Company’s Senior Revolver. In addition, the Company recognized imputed interest income over the discount period as the deferred portion of the purchase price was amortized over the scheduled payment period. The receivable related to the deferred portion of the purchase price and interest income recognized through September 30, 2003 was paid pursuant to the Settlement Agreement.

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $123,287 at December 31, 2003 and 2002, respectively. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

The Company recognized other income of $5,778,701 in the fourth quarter of 2003 relating to the termination of the Exclusive Marketing Agreement with Safety-Kleen and expects to recognize the remainder of the termination fee, approximately $4 million, as other income in the first quarter of 2004. Because the termination fee is considered a gain contingency, only the portion of the gain that had been received in cash as of December 31, 2003 in excess of the receivable due from Safety-Kleen for the deferred price can be recognized as a gain.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

PRODUCT WARRANTY

The Company generally warrants that its products will be free of material defects during the three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 19 month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products will be offered with a one year limited warranty.

Warranty accrual activity during the years ended December 31, is as follows:

	2003	2002
Beginning balance	$674,490	$1,071,607
Warranty provision	528,067	346,406
Warranty payments	(785,297)	(743,523)

Ending balance	$417,260	$674,490

USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in United States of America. Actual results could differ from those estimates.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

RESULTS OF OPERATIONS

The Company sold 9,401 SystemOne® General Parts Washers during 2003 compared to 10,218 units in 2002. Revenue decreased by $872,228, or 4.9%, to $16,847,498 for the year ended December 31, 2003 from $17,719,726 for the year ended December 31, 2002. The revenue decrease resulted from the decrease in equivalent units sold as a result of the termination of the Exclusive Marketing Agreement effective October 1, 2003. As detailed in the table below, the Company did not sell any parts washers during the fourth quarter of 2003. Revenue during the fourth quarter resulted from the sale of parts only. The decrease in volume was partially offset by a price increase of $35 per parts washer or approximately 2.3% pursuant to the terms of the Exclusive Marketing Agreement and an increase of $200,000 or 54.6% in parts sold to Safety-Kleen compared to the same period in the prior year. Sales during 2003 and 2002 were entirely to Safety-Kleen. Management expects revenue in fiscal 2004 to be significantly less than 2003 as a result of the termination of the Exclusive Marketing Agreement and the need for the Company to transition from single customer distribution under the Exclusive Marketing Agreement to new multiple distribution channels.

	1st – 3rd Qtr	4th Qtr	12/31/03
Quantity sold	9,401	—	9,401

Revenue	$16,829,019	$18,479	$16,847,498
Cost of goods sold	(10,346,651)	(807,787)	(11,154,438)

Gross profit (loss)	6,482,368	(789,308)	5,693,060
Operating expenses	2,581,196	769,609	3,350,805
Safety-Kleen termination fee income	—	5,778,701	5,778,701
Interest expense, net	(1,934,500)	(727,876)	(2,662,376)

Income before tax provision	1,966,672	3,491,908	5,458,580

Gross profit as a percentage of sales was 33.8% and 38.4% for the years ended December 31, 2003 and 2002, respectively. The decrease in gross margin is primarily due to additional warranty costs of approximately $448,000 related to the Repair Agreement and the significant decrease in production volume in the fourth quarter of 2003. The reduction in volume resulted in excess capacity for labor and overhead of approximately $450,000 that increased unit cost of sales. Additionally, the Company recognized a loss on the trade and writedown of production equipment of approximately $234,000. The Company traded certain used production assets for new production assets to be used in the manufacturing plant and wrote off the impaired value of certain production equipment that were held for sale at the end of fiscal 2003. The Company incurred other write-offs relating to the downsizing of the manufacturing plant.

Selling, general and administrative expenses increased $223,677 or 8.0% to $3,004,251 for the year ended December 31, 2003 from $2,780,574 for the comparable period of 2002. The increase is attributable primarily to increased legal fees related to executing the Repair Agreement and the termination of the Exclusive Marketing Agreement which totaled approximately $297,000. Such increased expenses were partially offset by a reduction in annual rent of $129,000 under the Company’s real property lease beginning in the second quarter of 2002. The reduction in rent was the result of the decrease in leased space from 75,000 square feet to 62,000 square feet and lower lease rates negotiated in September 2003. Management expects general and administrative expenses to decrease in 2004 and selling expenses, including advertising, printing, promotional and travel expenses, to increase as a result of building its new distribution system.

Research and development expenses increased by $26,471 or 8.3% from $320,083 for the year ended December 31, 2002 to $346,554 for the year ended December 31, 2003. The increase is primarily due to an increase in wages for the Company’s engineering staff. For 2004, the Company expects to expend approximately the same amount as 2003.

The Company recognized operating profit of $2,342,255 and $3,777,878 for the years ended December 31, 2003 and 2002, respectively. The decrease in operating profit is primarily attributable to the impact from the Repair Agreement and terminating the Exclusive Marketing Agreement resulting in zero sales of parts washers in the fourth quarter of 2003 and an increase in selling, general and administrative expenses as explained above partially offset by higher unit prices and parts sales.

The Company recognized other income of $5,778,701 in the fourth quarter of 2003 relating to the termination of the Exclusive Marketing Agreement with Safety-Kleen and expects to recognize the remainder of the termination fee of approximately $4 million as other income in the first quarter of 2004. Because the termination fee is considered a gain contingency, only the portion of the gain that had been received in cash as of December 31, 2003 in excess of the receivable due from Safety-Kleen for the deferred portion of the sales price, can be recognized as a gain.

Interest expense decreased $121,993 or 3.8% to $3,051,845 for the year ended December 31, 2003 from $3,173,838 for the comparable period in 2002. The decrease in interest expense is due to (i) fully amortizing in January 2002 the debt discount associated with common stock warrants previously issued, (ii) a reduction in the outstanding principal of the Senior Revolver, (iii) a reduction in the interest rate on the Subordinated Promissory Notes from 16% in 2002 to 10% in 2003 and (iv) lower amortization of debt issue costs in 2003. The decrease is partially offset by increased debt balances attributable to capitalization of accrued interest in connection with the December 9, 2002 debt restructuring. Interest expense is expected to continue to decrease in 2004 as a result of paying off the Senior Revolver in January 2004, repurchasing and retiring $13.5 million principal amount of the Subordinated Convertible Notes in March of 2004 and lower interest rates.

Interest income increased $21,848 or 5.9% to $389,469 for the year ended December 31, 2003 from $367,621 for the comparable period of 2002. The increase is mainly due to the increase in the deferred portion of the sales price resulting from the cumulative increase in units sold under the Exclusive Marketing Agreement. As a result of the termination of the Exclusive Marketing Agreement no interest income was recognized on the deferred portion of the sales price in the fourth quarter of 2003, however, nominal interest income was recognized from invested cash on hand.

Income tax provision increased from zero in the year ended December 31, 2002 to $186,705 in the comparable period of 2003. The increase is due to the alternative minimum tax payable as a result of the Company recognizing pre-tax income during the year ended December 31, 2003. The Company expects to utilize available net operating losses to reduce its taxable income, if any, in 2004.

Despite the current year’s net income, the Company has utilized net operating loss carryforwards to reduce its federal and state tax burden. Based on an evaluation of available evidence, in view of the Company’s significant historical losses, management believes that it is not likely that the deferred tax assets will be realized; therefore a full valuation reserve is provided for the deferred tax asset. During the year ended December 31, 2003, the Company utilized net operating loss carry-forwards of approximately $9,100,000 to reduce its federal and state taxes.

As a result of the foregoing, the Company recognized net income of $5,271,875 for the year ended December 31, 2003 compared to net income of $971,661 for the year ended December 31, 2002.

Dividends on preferred stock are paid-in-kind by issuing additional shares of preferred stock. For the year ended December 31, 2003 paid-in-kind dividends totaled $2,236,058, a decrease of $58,308 or 2.5% compared to paid-in-kind dividends of $2,294,366 for the year ended December 31, 2002. The decrease is primarily attributable to $173,038 recognized as dividends in the prior year for the fair market value of the warrants issued in December 2002 to the holders of the Series D Preferred Stock. The decrease is offset by the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends. The dividends also include the amortization of preferred stock discounts associated with common stock warrants issued to investors in the amount of $725,459 and $725,527 for the years ended December 31, 2003 and 2002, respectively.

The Company’s net income attributable to common shares increased $4,358,522 or 329.5% to $3,035,817 for 2003 from a net loss of $1,322,705 for 2002, or basic and diluted net income per common share of $.61 and $.45, respectively for 2003 as compared to a basic and diluted loss per common share of $.28 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the year ended December 31, 2003 increased by $10,098,420 to $11,281,976 compared to net cash provided by operating activities of $1,183,556 for the prior year. The increase is primarily attributable to an increase in net income of $4,300,214 from $971,661 for the year ended December 31, 2002 to $5,271,875 for the year ended December 31, 2003. This source of cash includes a decrease in receivables of $4,587,341 attributable to Safety-Kleen paying substantially all of its outstanding receivables subsequent to the termination of the Exclusive Marketing Agreement. The increase is partially offset by: (i) an increase in inventories of $493,880, (ii) a decrease in accounts payable and accrued expenses of $87,390 and (iii) a decrease in warranty accrual of $257,230. The increase in inventories is largely due to accepting inventory previously ordered which was not consumed because production decreased significantly in the fourth quarter of 2003 due to termination of the Exclusive Marketing Agreement. The decrease in accounts payable and accrued expenses is primarily attributable to a reduction of purchasing inventory and plant supplies in November and December of 2003 due to the significant reduction in manufacturing activity due to termination of the Exclusive Marketing Agreement. The decrease in warranty accrual is due to (i) the warranty period ending on all units sold prior to the Exclusive Marketing Agreement becoming effective, (ii) the absence of any additional warranty accrual since there were no units sold in the fourth quarter of 2003 and (iii) final payment of the warranty reserve established at the end of 2000 related to transitioning to Safety-Kleen service, maintenance and repair responsibilities for previously sold SystemOne parts washers through the remaining warranty periods. The Company paid approximately $75,000 and $300,000 related to this reserve in 2003 and 2002, respectively.

Net cash used in investing activities for the year ended December 31, 2003 was $42,153, a decrease of $19,195, compared to $61,348 during the prior year. This decrease is due to purchasing more manufacturing equipment with cash in 2002 than in 2003. The Company acquired manufacturing equipment totaling approximately $23,000 through a capital lease during the first quarter of 2003. The Company expects to spend approximately $20,000 in capital purchases during 2004.

Net cash used in financing activities for the year ended December 31, 2003 was $3,385,721, an increase of $2,709,827 compared to $675,894 during the prior year. The increase in cash used in financing activities is primarily attributable to the Company paying down the Senior Revolver (as defined below) by $3,234,632 during 2003 compared to $80,000 during 2002.

At December 31, 2003, the Company had working capital of $9,034,603 and cash and cash equivalents totaling $8,359,168, compared to working capital of $2,788,463 and cash and cash equivalents of $505,066 at December 31, 2002. The significant increase in net working capital is due to payments from Safety-Kleen pursuant to the termination of the Exclusive Marketing Agreement of $10,000,000 received in the fourth quarter of 2003.

The Company is party to a Revolving Credit Loan Agreement (the “Senior Revolver”) with Hansa Finance Limited Liability Company (“Hansa”), which provides the Company with a revolving line of credit that matures on May 30, 2005 and, under which, interest is due monthly. On November 24, 2003, the Company and Hansa amended the Senior Revolver to change the calculation of the Advance Limit and reduce the interest rate to 13%. Effective November 24, 2003, pursuant to the second amendment, the Advance Limit is the lesser of $3,000,000 or an amount based on the Company’s receivables and inventory and the $2,500,000 Advanced Supplement was eliminated.

The President of Hansa Finance Limited Liability Company, Mr. Paul A. Biddelman, is a director of the Company. At December 31, 2003, the Company exceeded its lending limits and, as a result thereof, the Company has repaid the outstanding balance of the Senior Revolver of approximately $1.4 million in January 2004 from cash provided by the Settlement Agreement.

In 2002, the Company’s primary source of cash was its operations. In 2003, the Company’s primary sources of cash were operations and the $10,000,000 received from Safety-Kleen pursuant to the termination of the Exclusive Marketing Agreement. Going forward, any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company’s results of operations, cash flows and financial condition. If the payments under the Settlement Agreement, together with any future sales revenue and other available capital resources are insufficient to fund the Company’s transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. In its opinion on the Company’s financial statements, included herein, the Company’s independent accountants, BDO Seidman, LLP, stated that the Company’s financial condition described above raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and management believes that the $14 million to be received from Safety-Kleen should be sufficient to sustain the Company until it finalizes its transition from single customer distribution under the Exclusive Marketing Agreement to new multiple distribution channels.

The Company’s material short-term financial commitments are obligations to make (i) lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $40,000 per month), (ii) installment payments for financed manufacturing equipment (approximately $1,000 per month), and (iii) interest payments on the Company’s 8.25% Partial Cash Pay Notes (defined below, approximately $32,000 per month) Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares of such series.

On December 9, 2002, the Company exchanged (i) all of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 for $22,108,568 aggregate principal amount of the Notes (half of which provided for all interest to be paid by accretion to the principal amount and half of which provided for substantially all interest to be paid in cash) and Warrants (the “New Warrants”) for the purchase of an aggregate of 750,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005; and (ii) all of its then outstanding 16% Promissory Notes due November 30, 2002 for the Secured Notes bearing interest due of maturity at 10% and maturing on December 31, 2005 in an aggregate principal amount of $4,418,373. The estimated fair market value of the New Warrants at December 9, 2002 was $519,114 and was charged to unamortized note discount and credited to additional paid-in capital. The discount will be amortized to interest expense over the term of the Notes.

The issuance of the 750,000 warrants to the holders of the Subordinated Convertible Notes, described above, would have triggered certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the “Outstanding Warrants”). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of an aggregate of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The estimated fair market value of these warrants at December 9, 2002 was $173,038 and was recorded as a dividend and credited to additional paid-in capital.

In connection with the Exchange, the holders of the Company’s outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Notes are paid in full or March 31, 2006.

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

In September 2002, the Company entered into agreements with its Chief Executive Officer and President which extended their employment agreements for twenty-four months expiring on December 31, 2004.

Based on current plans and estimates and taking into account the expected investment necessary to rebuild the Company’s distribution system, management has allocated approximately $5 million of available cash to reduce and retire certain indebtedness of the Company, which as of December 31, 2003, included $23,155,512 principal amount of the Notes due December 31, 2005 and $4,893,348 of Secured Notes, due December 31, 2005 including accrued interest. Although the Notes are subordinated to the Company’s outstanding Secured Notes, the holders of the Secured Notes have consented to the Company’s purchase of the Notes before repaying the Secured Notes.

During March 2004, the Company repurchased and retired $13.5 million principal amount of the Notes for an aggregate purchase price of $2.9 million. The Company expects to recognize a pre-tax gain of approximately $10.4 million in the first quarter of 2004 on the repurchase and retirement of these Notes.

Although the Company believes that it will continue to be able to meet its operating cash requirements from (i) the $8,359,168 cash balance as of December 31, 2003, (ii) the $4 million balance of payments collected or expected to be collected under the Settlement Agreement prior to March 31, 2004 and (iii) the Senior Revolver, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or purchased at a discount other than discussed above, significant amounts of cash would be required, commencing in 2004, to repay long term debt, accrued interest and redeemable preferred stock as follows:

	DEBT PLUS INTEREST**	PREFERRED STOCK		TOTAL
2004	416,995	—		416,995
2005	18,147,685	—		18,147,685
2006	—	23,618,000	*	23,618,000

Total	$18,564,680	$23,618,000		$42,182,680

*	Assuming no pre-payment in full of Notes.

**	Assuming repurchase and retirement of Subordinated Convertible Notes discussed above.

The Company entered into an agreement on February 15, 2003 to extend the maturity from May 30, 2003 to May 30, 2005 of the Senior Revolver.

Prior to 2001, the Company suffered recurring losses from operations, primarily resulting from the significant expenses incurred in the establishment of its former direct national marketing and distribution organization, and has a net capital deficiency. Beginning in the first quarter of 2001, the Company recognized income from operations in each quarter until the last quarter of 2003. As of December 31, 2003, the Company’s accumulated deficit totaled $59,737,494.

The following table discloses the Company’s contractual obligations as of December 31, 2003:

	2004		2005		2006		Total
Capital leases	$14,236		$2,235		—		$16,471
Operating leases	484,147		364,384		—		848,531
Long term debt	402,759	**	18,145,450	**			18,548,209
Preferred Stock	—		—		23,618,000	*	23,618,000
Warranty Obligations	240,742		88,259		88,259		417,260
Employment agreements	400,000						400,000
Purchase orders	425,000						425,000

Total	$1,966,884		$18,600,328		$23,706,259		$44,273,471

*	Assuming no pre-payment in full of Notes.

**	Assuming repurchase and retirement of Subordinated Convertible Notes discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet financing transactions in 2002 and 2003. As of December 31, 2003, the Company’s contractual obligations are as shown in the above table.

RELATED PARTY TRANSACTIONS

All of the outstanding Preferred Stock and Secured Promissory Notes of the Company are held by Hanseatic Americas LDC and Environmental Opportunities Funds. The Senior Revolver is held by Hansa Finance LLC. Mr. Kenneth Leung, Chief Investment Officer of the Environmental Opportunities Fund, the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional) L.P., and Mr. Paul A. Biddelman, the President of Hanseatic Americas LDC and Hansa Finance LLC, are directors of the Company.

NEW ACCOUNTING STANDARDS

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company required by Form 10-KSB are attached hereto following Part III of this report commencing on page 37.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-KSB, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Director of Finance and Administration / Principal Financial Officer (PFO). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company’s Disclosure Controls based on and as of the date of the Controls Evaluation.

CEO and PFO Certifications. Appearing as Exhibits 31.1 and 31.2 to this Annual Report are “Certifications” of the CEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of this

Annual Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including, without limitation, the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. The Company’s management, including, without limitation, the CEO and PFO, does not expect that the Company’s Disclosure Controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by (i) the individual acts of certain persons, (ii) the collusion of two or more people, or (iii) management override of the controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As such, over time controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Scope of the Controls Evaluation. The CEO/PFO evaluation of the Company’s Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company’s Disclosure Controls and to make modifications, as necessary. In this regard, the Company’s intent is that the Disclosure Controls will be maintained as dynamic controls systems that change (including with improvements and corrections) as conditions warrant.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and PFO have concluded, subject to the limitations noted above, that as of the end of the period covered by this Annual Report, our Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number:
000-21325)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (No. 333-08657)).

4.1	The rights of holders of shares of the Company’s Common Stock, par value $.001, Series B Preferred Stock, $1.00 par value per share, Series C Preferred Stock, $1.00 par value per share and Series D Preferred Stock, $1.00 par value per share are set forth in the Company’s Amended and Restated Articles of Incorporation as referenced in Exhibit 3.1 hereto.

4.2	Certificate for Shares of Common Stock, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (No. 333-08657)).

4.3	Certificate for Shares of Series B Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 27, 1999 (Commission File Number:
000-21325)).

4.4	Certificate for Shares of Series C Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 31, 1999 (Commission File Number:
000-21325)).

4.5	Certificate for Shares of Series D Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2000 (Commission File Number:
000-21325)).

4.6	Form of Warrant dated August 7, 2000 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

4.7	Form of Warrant dated May 2, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number 000-21325)).

4.8	1998 Common Stock Purchase Rights Agreement, dated as of October 1, 1998, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A12G filed with the Commission on October 6, 1998 (Commission File Number:
000-21325)), as amended by (i) First Amendment to Rights Agreement, dated as of May 2, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)), (ii) Second Amendment to Rights Agreement, dated as of August 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number:
000-21325)), and (iii) Third Amendment to Rights Agreement, dated as of November 7, 2000, by and between the Company and Continental Stock Transfer and Trust Company. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A12G/A filed with the Commission on December 28, 2000 (Commission File Number: 000-21325)).

4.9	Exchange Agreement dated as of December 9, 2002 between the Company and the Holders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number:
000-21325)).

4.10	Form of 8.25% Subordinated Convertible Note due December 31, 2005 dated as of December 9, 2002 (partial cash pay) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

4.11	Form of 8.25% Subordinated Convertible Note due December 31, 2005 dated as of December 9, 2002 (PIK pay) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number:
000-21325)).

4.12	Form of Warrant for the Purchase of Shares of Common Stock at an exercise price of $.01 per share dated as of December 9, 2002 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

4.13	Form of Promissory Note dated as of December 9, 2002 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

4.14	Waiver Agreement dated as of December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

4.15	Letter Agreement dated December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (Institutional), L.P. (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

10.1	Shareholders Agreement, dated May 2, 2000 by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2000 (Commission File Number: 000-21325)).

10.2	The Company’s Executive Incentive Plan, as amended to date (incorporated by reference to Annex A of the Company’s Definitive Schedule 14A, filed with the Commission on June 14, 2000 (Commission File Number: 000-21325)).

10.3	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (No. 333-08657)).

10.4	Intertek Testing Services Listing, Labeling, and Follow-up Service Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (Commission File Number 000-21325)).

10.5	Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)).

10.6	First Amendment to Loan Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (Incorporated by . reference to exhibit 10.6 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number: 000-21325)).

10.7	Second Amendment to Loan Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

10.8	Letter Agreement regarding the Loan Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund (Cayman), L.P., Hanseatic Americas LDC, Paul Mansur and Pierre Mansur (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number:
000-21325)).

10.9	Security Agreement, dated August 7, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 (Commission File Number: 000-21325)).

10.10	First Amendment to Security Agreement, dated November 10, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

10.11	Second Amendment to Security Agreement, dated November 30, 2000, by and among the Company, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

10.12	Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between the Company and Safety-Kleen Systems, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

10.13	Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

10.14	Security Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of November 30, 2000 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 000-21325)).

10.15	Third Amendment to Loan Agreement, dated February 27, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number:
000-21325)).

10.16	Letter Agreement dated February 27, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number:
000-21325)).

10.17	Letter Agreement dated February 27, 2002, by and among the Company, Paul I. Mansur, Pierre G. Mansur, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2002 (Commission File Number: 000-21325)).

10.18	Fourth Amendment to Loan Agreement, dated September 30, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2002 (Commission File Number:
000-21325)).

10.19	Employment Agreement between Paul I. Mansur and the Company dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Commission on November 14, 2002 (Commission File Number: 000-21325)).

10.20	Employment Agreement between Pierre G. Mansur and the Company dated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended filed with the Commission on November 14, 2002 (Commission File Number: 000-21325)).

10.21	Fifth Amendment to Loan Agreement, dated as of December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

10.22	Third Amendment to Security Agreement, dated as of December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

10.23	Letter Agreement dated December 9, 2002, by and among the Company, Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2002 (Commission File Number: 000-21325)).

10.24	First Amendment to Revolving Credit Loan Agreement by and between the Company and Hansa Finance Limited Liability Company, dated as of February 15, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2003 (Commission File Number: 000-21325)).

10.25	Revolving Credit Note, dated as of February 15, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2003 (Commission File Number: 000-21325)).

10.26	SystemOne Equipment Inspection and Repair Agreement, effective as of July 30, 2003, by and between Safety-Kleen Systems, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2003 (Commission File Number: 000-21325)).

10.27	Comprehensive Settlement Agreement dated as of September 30, 2003, by and between Safety-Kleen Systems, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2003 (Commission File Number: 000-21325)).

10.28	Marketing and Distribution Agreement dated as of October 23, 2003, by and between Hockman-Lewis Limited and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2003 (Commission File Number: 000-21325)).

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

     (B) Reports on Form 8-K

                     Form 8-K filed with the Securities and Exchange Commission on October 1, 2003.

                     Form 8-K filed with the Securities and Exchange Commission on November 18, 2003.

                     Form 8-K filed with the Securities and Exchange Commission on December 2, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s definitive proxy statement to be filed within 120 days after the end of the Company’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMONE TECHNOLOGIES INC.

Dated: March 25, 2004	By: /s/ Paul I. Mansur Paul I. Mansur Chief Executive Officer (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Pierre G. Mansur Pierre G. Mansur	Chairman of the Board and President; Director	March 25, 2004

/s/ Paul I. Mansur Paul I. Mansur	Chief Executive Officer; Principal Executive Officer; Director	March 25, 2004

/s/ Steven M. Healy Steven M. Healy	Director of Finance and Administration; Principal Financial Accounting Officer	March 25, 2004

/s/ Kenneth C. Leung Kenneth C. Leung	Director	March 25, 2004

/s/ Paul A. Biddelman Paul A. Biddelman	Director	March 25, 2004

/s/ John W. Poling John W. Poling	Director	March 25, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SystemOne Technologies Inc.
Miami, Florida

We have audited the accompanying balance sheets of SystemOne Technologies Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SystemOne Technologies Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has terminated its relationship with its only customer, has significant indebtedness, and has a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
March 6, 2004, except as to Notes 2 and 13, which are as of March 15, 2004

SYSTEMONE TECHNOLOGIES INC.
BALANCE SHEETS

	DECEMBER 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,359,168	$505,066
Receivables (Note 3)	7,126	2,585,536
Inventories (Note 4)	1,744,682	1,250,802
Prepaid and other assets	385,961	384,351
Assets held for sale (Note 5)	38,688	—

Total current assets	10,535,625	4,725,755
Property and equipment, net (Note 5)	539,525	1,133,005
Non-current portion of receivables, net of discount (Note 3)	—	2,008,818
Debt issue costs (Note 1(h))	197,138	316,531

Total assets	$11,272,288	$8,184,109

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,165,584	$1,252,974
Warranty accrual (Note 1(i))	240,742	435,392
Deferred revenue (Note 1(f))	63,890	106,814
Current installments of long-term debt (Note 7)	30,806	142,112

Total current liabilities	1,501,022	1,937,292
Long-term debt (Note 7)	29,149,699	30,834,546
Warranty accrual, non-current (Note 1(i))	176,518	239,098

Total liabilities	30,827,239	33,010,936

Commitments and contingencies
Redeemable convertible preferred stock, voting, $1.00 par value per share. Authorized 1,500,000 shares, 197,376 issued and outstanding (182,270 in 2002) at liquidation value (Note 8)	19,737,600	18,227,000
Less unamortized discount	(282,885)	(1,008,344)

Net redeemable convertible preferred stock (Note 8)	19,454,715	17,218,656

Stockholders’ deficit:
Common stock, $0.001 par value per share, authorized 25,000,000 shares, issued and outstanding 4,960,087 in 2003 and 4,742,923 in 2002	4,960	4,743
Additional paid-in capital	20,722,868	20,723,085
Deficit	(59,737,494)	(62,773,311)

Total stockholders’ deficit	(39,009,666)	(42,045,483)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$11,272,288	$8,184,109

See accompanying notes to financial statements.

SYSTEMONE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31
	2003	2002
Revenue	$16,847,498	$17,719,726
Cost of goods sold (Note 5)	(11,154,438)	(10,916,191)

Gross profit	5,693,060	6,803,535

Operating expenses:
Selling, general and administrative	3,004,251	2,780,574
Research and development	346,554	320,083
Restructuring and other charges	—	(75,000)

Total operating expenses	3,350,805	3,025,657

Operating income	2,342,255	3,777,878

Other income (expense):
Safety-Kleen termination fee income (Note 2)	5,778,701	—
Interest expense	(3,051,845)	(3,173,838)
Interest income	389,469	367,621

Other income (expense), net	3,116,325	(2,806,217)

Income before income tax provision	5,458,580	971,661

Income tax provision (Note 11)	(186,705)	—

Net income	5,271,875	971,661
Dividends and accretion of discount on redeemable convertible preferred stock	(2,236,058)	(2,294,366)

Net income (loss) attributable to common shares	$3,035,817	$(1,322,705)

Basic net income (loss) per common share	$0.61	$(0.28)

Diluted net income (loss) per common share	$0.45	$(0.28)

Weighted average shares outstanding – basic	4,936,763	4,742,923

Weighted average shares outstanding – diluted	10,066,255	4,742,923

See accompanying notes to financial statements.

SYSTEMONE TECHNOLOGIES INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	COMMON STOCK		ADDITIONAL PAID-IN		TOTAL STOCKHOLDERS'
	SHARES	PAR	CAPITAL	DEFICIT	DEFICIT
Balance, January 1, 2002	4,742,923	$4,743	$20,030,933	$(61,450,606)	$(41,414,930)
Net income				971,661	971,661
Declaration of in-kind preferred dividends and accretion of discount on preferred stock				(2,294,366)	(2,294,366)
Warrants issued			692,152		692,152

Balance, December 31, 2002	4,742,923	4,743	20,723,085	(62,773,311)	(42,045,483)
Net income				5,271,875	5,271,875
Declaration of in-kind preferred dividends and accretion of discount on preferred stock				(2,236,058)	(2,236,058)
Warrants exercised	217,164	217	(217)		—

Balance, December 31, 2003	4,960,087	$4,960	$20,722,868	$(59,737,494)	$(39,009,666)

See accompanying notes to financial statements.

SYSTEMONE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31
	2003	2002
Cash flows from operating activities:
Net income	$5,271,875	$971,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385,817	509,834
Amortization of debt issue costs	119,393	354,816
Loss on disposal, trade and writedown of fixed assets	234,075	889
Interest accrued on convertible debt and amortization of note discounts	1,566,622	2,114,654
Recoveries of doubtful accounts	(113)	(30,379)
Changes in operating assets and liabilities:
Receivables	4,587,341	(1,109,755)
Inventories	(493,880)	(202,239)
Prepaid and other assets	(1,610)	(75,339)
Accounts payable and accrued expenses	(87,390)	(943,919)
Warranty accrual	(257,230)	(397,117)
Deferred revenue	(42,924)	(9,550)

Net cash provided by operating activities	11,281,976	1,183,556

Cash flows used in investing activities:
Purchase of equipment	(42,153)	(61,348)

Net cash used in investing activities	(42,153)	(61,348)

Cash flows used in financing activities:
Payments made for financing costs	—	(303,919)
Repayments of long-term debt	(3,234,632)	(80,000)
Repayments of capital lease obligations	(151,089)	(291,975)

Net cash used in financing activities	(3,385,721)	(675,894)

Net increase in cash and equivalents	7,854,102	446,314
Cash and equivalents at beginning of year	505,066	58,752

Cash and equivalents at end of year	$8,359,168	$505,066

Supplemental disclosures:
Cash paid for:
Interest	$1,409,509	$690,837
Taxes	$40,402	$—
Non-cash financing and investing activities:
Acquisition of leased equipment through a capital lease	$22,946	$5,858
Value of common stock purchase warrants issued in connection with the debt restructuring	—	$692,152
In-kind dividends and accretion on redeemable preferred stock	$2,236,058	$2,294,366

See accompanying notes to financial statements.

SYSTEMONE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BUSINESS

SystemOne Technologies Inc. (the “Company”) designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers, (the “SystemOne® Washers”), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvents and yield pure solvent allowing cleaning solvents to be used, recycled and re-used perpetually, eliminating the need for costly and dangerous storage and transportation of hazardous waste and without requiring off-site processing. The Company, which was incorporated as Mansur Industries Inc. in November 1990, commenced the sale of SystemOne® Washers in July 1996 and has sold approximately 50,000 total SystemOne units through December 31, 2003.

On November 14, 2000, the Company entered into an exclusive Marketing and Distribution Agreement, as amended (the “Exclusive Marketing Agreement”) with Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, “Safety-Kleen”) representing a major strategic shift in direction and focus for the Company.

Under the Exclusive Marketing Agreement, Safety-Kleen was appointed the exclusive distributor of certain SystemOne® parts washer equipment in the United States, Canada, Mexico and Puerto Rico (the “Territory”). Safety-Kleen commenced marketing the Company’s products throughout Safety-Kleen’s 173 branches across North America in January 2001. The Company retained the right to distribute its equipment outside of the Territory as well as the right, subject to a right of first offer for Safety-Kleen in certain circumstances, to market newly developed industrial and commercial parts washers through its distribution channels.

The Exclusive Marketing Agreement was terminated by the Company and Safety-Kleen effective October 1st, 2003, and the Company plans to transition from a single customer distribution to multiple distribution channels. The Company did not sell any parts washers during the fourth quarter of 2003. Revenue during the fourth quarter was from the sale of parts only. For more information regarding the termination of the Exclusive Marketing Agreement and its potential effect on the Company’s financial position and results, see note 2 below.

The Company currently operates under one business segment.

(b) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

(c) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing evaluations of its customer’s financial condition and ability to pay. The Company reserves amounts deemed to be uncollectible in its allowance for doubtful accounts.

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $123,287 at December 31, 2003 and 2002, respectively. The Company writes off all uncollectible receivables against the reserve.

(d) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(e) PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments at inception.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

(f) REVENUE RECOGNITION

Pursuant to the Exclusive Marketing Agreement, the price charged to Safety-Kleen was determined annually based on the actual manufacturing costs incurred during a specified three month period of the previous year. Under the Exclusive Marketing Agreement, the price for each unit purchased by Safety-Kleen consisted of two components: a standard price payable on net 30-day terms from the date of shipment and a deferred price (approximately 12% of the total price) payable in equal installments over a 12-quarter period. The Company recognized revenue at the time of shipment (F.O.B. shipping dock) for the total sales price, but applied a discount to reflect the present value of the 12 quarterly deferred price payments utilizing a discount rate of 14% which was the interest rate then paid on the Company’s Senior Revolver. In addition, the Company recognized imputed interest income over the discount period as the deferred portion of the purchase price was amortized over the scheduled payment period. The receivable related to the deferred portion of the purchase price and interest income recognized through September 30, 2003 was paid pursuant to the Comprehensive Settlement Agreement. (See Note 2)

The Company recognized other income of $5,778,701 in the fourth quarter of 2003 relating to the termination of the Exclusive Marketing Agreement with Safety-Kleen and expects to recognize the remainder of the termination fee, approximately $4 million, as other income in the first quarter of 2004. Because the termination fee is considered a gain contingency, only the portion of the gain that had been received in cash as of December 31, 2003 in excess of the receivable due from Safety-Kleen for the deferred price can be recognized as a gain.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

(g) CONCENTRATION OF CREDIT RISK

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time, the Company had cash in financial institutions in excess of FDIC limits. As of December 31, 2003, the Company had cash in excess of FDIC limits of approximately $8,259,168.

(h) DEBT ISSUE COSTS

Debt issue costs associated with the Company’s 8.25% Subordinated Convertible Notes due 2005, 10% Promissory Notes due 2005, and Revolving Credit Loan are being amortized using the effective interest method over the term of the debt. The balance of unamortized debt issue costs at December 31, 2003 and 2002 was, $197,138 (net of accumulated amortization of $106,783) and $316,531 (net of accumulated amortization of $112,389), respectively. Amortization expense is expected to be approximately $98,600 in 2004 and 2005.

(i) PRODUCT WARRANTY

The Company generally warrants that its products will be free of material defects during the three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 19 month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products will be offered with a one year limited warranty.

Warranty accrual activity during the years ended December 31, is as follows:

	2003	2002
Beginning balance	$674,490	$1,071,607
Warranty provision	528,067	346,406
Warranty payments	(785,297)	(743,523)

Ending balance	$417,260	$674,490

(j) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s long-term debt and redeemable convertible preferred stock has been estimated by discounting the future cash flows at rates currently offered to the Company for similar securities of comparable maturities. The fair values of all other financial instruments are believed to approximate their carrying amounts.

(k) REDEEMABLE CONVERTIBLE PREFERRED STOCK

The shares of each series of redeemable convertible preferred stock were issued at discounts from their mandatory redemption values. The carrying amounts of the preferred stocks are accreted to their redemption values using the straight-line method, from the date of issuance of each series to the date of mandatory redemption.

(l) RESEARCH AND DEVELOPMENT

Research and development expenses are expensed as incurred.

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

(n) STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to Financial Statements.

The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. For options granted under variable accounting, compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. No compensation cost has been recognized for options under variable accounting provision as the performance criteria have not yet been met. Compensation cost will be recognized if and when the performance criteria are met, based on the excess of market price over exercise price at that date.

Per share weighted-average fair value on the date of grant of stock options granted during 2003 ranged from $.28 to $.47 and was $1.17 in 2002; using the Black-Scholes option-pricing model with the following assumptions: 2003-expected dividend yield of zero percent, risk-free interest rate of 5.07 percent, expected life of seven years and a volatility ranging from 58.6 to 166.1 percent; 2002-expected dividend yield of zero percent, risk-free interest of 4.78 percent, expected life of seven years and a volatility rate of 86.6 percent.

If the Company determined compensation cost based on the fair value of the options at the grant date, the Company’s net income (loss) to common shares and basic and diluted net loss per common share would have reflected the pro forma amounts shown below:

	2003	2002
Net income (loss) attributable to common shares, as reported	$3,035,817	$(1,322,705)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,748)	(242,775)

Pro forma net income (loss)	$2,994,069	$(1,565,480)

Basic income (loss) per common share – as reported	$.61	$(.28)
Basic income (loss) per common share – pro forma	$.61	$(.33)
Diluted income (loss) per common share – as reported	$.45	$(.28)
Diluted income (loss) per common share – pro forma	$.45	$(.33)

(o) BASIC AND DILUTED INCOME (NET LOSS) PER SHARE

In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. Options and warrants are accounted for under the treasury stock method while convertible securities are accounted for under the if-converted method. Under the if-converted method, securities are assumed to be converted at the beginning of the period if the conversion of those shares would be dilutive.

     The following reconciles the components of the earnings (loss) per share (EPS) computation (in thousands):

FOR THE YEARS ENDED DECEMBER 31,

	2003			2002
(In thousands, except per share	Income	Shares	Per-Share	Income (Loss)	Shares	Per-Share
data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per common share:
Net income	$5,271,875	4,936,763		$971,661	4,742,923
Dividends on Redeemable Convertible Preferred stock	(2,236,058)			(2,294,366)

Net income (loss) applicable to common shareholders	$3,035,817	4,936,763	$.61	($1,322,705)	4,742,923	($.28)
Effect of dilutive securities:
Warrants	—	787,200		—
Preferred Stock C	845,970	2,774,343		—
Preferred Stock B	651,172	1,567,949		—
Net income (loss) applicable to common shareholders plus assumed conversions	$4,532,959	10,066,255	$.45	($1,322,705)	4,742,923	($.28)

As of December 31, 2003, the following were outstanding, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares and 571,428 shares at $19.50, $11.50, $3.50, and $3.50, per share respectively, and (ii) 421,328 stock options with exercise prices ranging from $19.50 to $1.00. Convertible Preferred Stock

Series D and Subordinated Convertible Notes (including accrued payment-in-kind interest) convertible to 768,400 and 1,362,089 shares at $3.50 and $17.00, respectively were anti-dilutive and, therefore, were not included in the number of weighted average shares used in computing diluted income per share.

As of December 31, 2002, the following were outstanding, but were not included in the computation of diluted loss per share because they are antidilutive due to the Company’s loss: (i) warrants to purchase 29,750 shares, 1,250 shares, 942,858 shares, 571,428 shares, 1,134,615 shares, 250,000 shares and 750,000 shares at $19.50, $11.50, $3.50, $3.50, $3.50, $0.01 and $0.01 per share, respectively, (ii) Convertible Preferred Stock Series B, C and D and Subordinated Convertible Notes (including accrued payment-in-kind interest) convertible to 1,446,517, 2,564,857, 708,657 and 1,306,971 shares at $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) 533,716 stock options with exercise prices ranging from $19.50 to $2.50.

(p) COMPREHENSIVE INCOME (LOSS)

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income (loss) and its components in its financial statements. The Company does not have any significant components of other comprehensive income (loss) to be reported under SFAS No. 130. Total comprehensive income (loss) is equal to net income (loss) reported in the financial statements.

(q) USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(r) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company’s financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company’s financial position or results of operations.

(2) LIQUIDITY AND OUTLOOK

On July 30, 2003, the Company entered into the SystemOne Equipment Inspection and Repair Agreement (the “Repair Agreement”) with Safety-Kleen. The Repair Agreement was entered into following Safety-Kleen’s assertions that the molded tanks in parts washers manufactured by the Company may develop leaks and were, therefore, defectively designed or manufactured, constituting a purported material breach of the Exclusive Marketing Agreement by the Company. The Company informed Safety-Kleen that it believed that it was not in material breach of the Exclusive Marketing Agreement.

Although the Company complied with the material requirements of the Repair Agreement, a number of controversies remained between the Company and Safety-Kleen, including claims by Safety-Kleen of material breaches of the Exclusive Marketing Agreement by the Company. In order to settle these claims, on September 30, 2003, the Company entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) with Safety-Kleen to terminate the Exclusive Marketing Agreement. The Settlement Agreement provides for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. Of this amount, the Company received $10 million during the fourth quarter of 2003, $2.5 million during January and February 2004 and anticipates receiving the balance of $1.5 million on or before March 31, 2004. The balance is currently secured by a letter of credit posted by Safety-Kleen. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity.

Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort. To date the Company has communicated with more than 90 potential distributors nationwide and estimates that approximately 40 to 50 distributors in this group may be qualified distributors for the Company’s products. Approximately eight distributors have been appointed to date and the Company began shipping initial orders to its new distributors in the first quarter of 2004 and expects to ship approximately 150 units during the first quarter of 2004 with increases throughout the year, although there can be no assurances of such increases. This projection compares to 3,750 units that would have been shipped in the first quarter of 2004 under the Exclusive Marketing Agreement.

Prior to the execution of the Settlement Agreement on September 30, 2003, the Company operated under the Exclusive Marketing Agreement which (a) made Safety-Kleen the exclusive marketer, distributor and service provider for the Company’s Series 100, Series 300 and Series 500 SystemOne® parts washers in the United States, Puerto Rico, Canada and Mexico (the “Territory”), and (b) obligated Safety-Kleen to purchase minimum quantities of the Company’s parts washing equipment for each contract year through December 26, 2005, the initial term of the Exclusive Marketing Agreement. The Company retained the rights to sell, lease, rent and service all of the Company’s parts washing equipment outside the Territory and, subject to Safety-Kleen’s right of first refusal, other product lines within the Territory.

In December 2002, the Company completed an exchange of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003, and 16% Promissory Notes due November 30, 2002 for the now outstanding 8.25% Subordinated Convertible Notes due December 31, 2005, 10% Promissory Notes due December 31, 2005, and warrants to purchase shares of the Company’s common stock, $.001 par value per share at an exercise price of $.01 per share.

In connection with the Exchange, the holders of the Company’s outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006 (but not earlier than May 17, 2004).

Although the Company believes that it will continue to be able to meet its operating cash requirements from (i) the $8,359,168 cash balance as of December 31, 2003, (ii) the $4 million balance of payments expected to be collected under the Settlement Agreement prior to March 31, 2004 and (iii) the Senior Revolver, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock, significant amounts of cash would be required, commencing in 2004, to repay long term debt, accrued interest and redeemable preferred stock as follows:

	DEBT PLUS INTEREST**	PREFERRED STOCK		TOTAL
2004	416,995	—		416,995
2005	18,147,685	—		18,147,685
2006	—	23,618,000	*	23,618,000

Total	$18,564,680	$23,618,000		$42,182,680

*	Assuming no pre-payment in full of Subordinated Convertible Notes.
**	Assuming repurchase and retirement of Subordinated Convertible Notes discussed in Note 13.

The Company entered into an agreement on February 15, 2003 to extend the maturity date of the Company’s Senior Revolver from May 30, 2003 to May 30, 2005.

(3) TRADE RECEIVABLES

Trade receivables consisted of the following at December 31:

	2003	2002
Receivables	$7,126	$4,717,641
Less non-current portion of receivables, net of discount	—	(2,008,818)

	7,126	2,708,823
Less allowance for doubtful accounts	—	(123,287)

	$7,126	$2,585,536

Non-current portion of receivables at December 31, 2002 was to mature as follows:

2002
2003	$2,585,536
2004	1,533,010
2005	700,582
2006	36,229

4,855,357
Less discount for imputed interest	(261,003)
Less current portion	(2,585,536)

Non-current portion of receivable, net	$2,008,818

At December 31, 2002, substantially all receivables were with one customer, Safety-Kleen.

(4) INVENTORIES

Inventories consisted of the following at December 31:

	2003	2002
Raw materials	$1,681,310	$1,048,004
Work in process and finished goods	246,605	359,057

	1,927,915	1,407,061
Less allowance for obsolete inventories	(183,233)	(156,259)

	$1,744,682	$1,250,802

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

			ESTIMATED
			USEFUL
	2003	2002	LIVES
Furniture and equipment	$453,821	$472,276	5 years
Machinery and equipment	1,809,780	2,728,848	5-10 years
Leasehold improvements	300,966	296,921	3-5 years

	2,564,567	3,498,045
Less accumulated depreciation and amortization	(2,025,042)	(2,365,040)

	$539,525	$1,133,005

Property and equipment under capital leases consisted of the following at December 31:

	2003	2002
Machinery and equipment	$31,304	$794,083
Less accumulated amortization	(8,878)	(364,034)

	$22,426	$430,049

Depreciation expense for the years ended December 31, 2003 and 2002 was $385,817 and $509,834, respectively.

In November 2003 the Company traded several production assets for new assets to be used in the manufacturing plant in a nonmonetary transaction. Assets with carrying value of $303,000 were traded for assets valued at $142,000. The resulting loss on the trade of fixed assets of $161,000 has been recorded as part of cost of goods sold in the fiscal 2003 statement of operations.

During the fourth quarter of fiscal year 2003, management committed to sell certain production equipment with a carrying amount of $109,000 as a result of the reduction in production due to the termination of the Safety-Kleen Agreement. The Company believes the production equipment will be sold no later than the end of the fourth quarter of fiscal 2004. On December 29, 2003, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the production equipment was adjusted to its fair value less costs to sell, amounting to approximately $39,000, which was determined based on current market prices of the assets. The resulting $70,000 impairment loss has been recorded as part of cost of goods sold in the fiscal 2003 statement of operations. The carrying value of the production equipment that is held for sale is included in the “Assets held for sale” caption in the 2003 balance sheet.

(6) LEASE AGREEMENTS

The Company has a lease obligation for its corporate headquarters that expires on October 3, 2005. This lease provides two renewal terms of three years each exercisable at the Company’s option upon six months prior written notice. The Company’s annual lease payments under the lease are approximately $441,000 subject to an annual increase of 3 percent, which does not include utilities and the Company’s proportionate share of the facilities maintenance and operating expenses. Rent expense is being straight lined over the entire lease term.

Total rent expense was $440,419 and $497,439 for the years ended December 31, 2003 and 2002, respectively.

The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next two years.

Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2003 are as follows:

	CAPITAL	OPERATING
	LEASES	LEASES
Year ended December 31:
2004	$14,236	$484,147
2005	2,235	364,384

Total minimum lease payments	16,471	$848,531

Less amount representing interest (at rates ranging from 11.86% to 15.45%)	(1,428)

Present value of net minimum capital lease payments	$15,043

On November 17, 2003, the Company entered into an agreement to sublease approximately 25,000 square feet of its facility to a third party. Future minimum lease payments to be received under this sublease as of December 31, 2003 are as follows:

SUBLEASE
Year ended December 31:
2004	$120,000
2005	90,000

Total minimum lease payments	$210,000

(7) LONG TERM DEBT

Long-term debt and obligations under capital leases consists of the following at December 31:

	2003	2002
Subordinated Convertible Notes due December 31, 2005 (Subordinated Convertible Notes), with interest at 8.25%, including payment in-kind interest	$23,155,512	$22,218,505
Revolving credit loan, with interest at 13% (14% until November 23, 2003), due May 30, 2005, including accrued interest	1,453,324	4,670,000
Subordinated Promissory Notes (Secured Notes), with interest at 10% due December 31, 2005, including accrued interest	4,893,348	4,445,374
Capital leases (note 6)	15,043	143,186

	29,517,227	31,477,065
Less: unamortized discount	(336,722)	(500,407)

	29,180,505	30,976,658
Less: current portion	(30,806)	(142,112)

Long-term portion	$29,149,699	$30,834,546

On December 9, 2002, the Company exchanged (i) all of its then outstanding 8.25% Subordinated Convertible Notes due February 23, 2003 (the “Old Junior Notes”) for (a) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of the Old Junior Notes plus all interest accrued thereon, bearing interest which when due may be added at the Company’s option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash (“Partial Cash Pay Notes”), (b) 8.25% Subordinated Convertible Notes due December 31, 2005 in an aggregate principal amount equal to 50% of the sum of the aggregate principal amount of the Old Junior Notes plus all interest accrued thereon, bearing interest which when due may be added to the principal amount for the life of such notes (“PIK Pay Notes and together with the Partial Cash Pay Notes, the “Subordinated Convertible Notes”), and (c) Warrants (the “New Warrants”) for the purchase of an aggregate of 750,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005; (ii) all of its then outstanding 16% Promissory Notes due November 30, 2002 (the “Old Secured Notes”) for 10% Promissory Notes (the “Secured Notes” and collectively with the Subordinated Convertible Notes and the New Warrants, the “Current Securities”) due December 31, 2005 in an aggregate principal amount equal to the sum of the aggregate principal amount of all Old Secured Notes plus all interest accrued thereon, with interest which when due will be added to the principal amount for the life of such notes. The estimated fair market value of the New Warrants at December 9, 2002 was $519,114 and was charged to unamortized note discount and credited to additional paid-in capital. The discount will be amortized to interest expense over the term of the Subordinated Convertible Notes.

The issuance of the 750,000 warrants to the holders of the Subordinated Convertible Notes, described above, would have triggered certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the “Outstanding Warrants”). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of an aggregate of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The estimated fair market value of these warrants at December 9, 2002 was $173,038 and was recorded as a dividend and credited to additional paid-in capital.

The Subordinated Convertible Notes are unsecured and are subordinate and junior to all indebtedness of the Company. Pursuant to these notes, the Company is not permitted to incur, create, assume or guarantee, or otherwise become liable in any manner with respect to any indebtedness (the “Incurrence”) unless, after giving pro forma effect to the Incurrence, the ratio of total debt, as defined, to income before (i) interest, (ii) income taxes, and (iii) depreciation and amortization, is less than 6.0:1.0; provided, however, the Company may incur up to $10 million of total debt, excluding the Subordinated Convertible Notes, at any time.

The Subordinated Convertible Notes are convertible by the holders thereof into shares of the Company’s common stock at a conversion price of $17.00 per share. The Subordinated Convertible Notes may be redeemed by the Company at a redemption price of 102% of the principal amount plus any accrued but unpaid interest. As of December 31, 2003, none of the Company’s Subordinated Convertible Notes has been redeemed.

The Company is party to a Revolving Credit Loan Agreement (the “Senior Revolver”) with Hansa Finance Limited Liability Company (“Hansa”), which provides the Company with a revolving line of credit. In connection with the Senior Revolver, the Company granted the lender a security interest in substantially all of the Company’s assets, including its intellectual property. Pursuant to the Senior Revolver the Company may borrow twice a month up to the Advance Limit. Effective prior to November 24, 2003, the Advance Limit was the lesser of $5,000,000 or the sum of the Advance Supplement (as defined) plus an amount based on the Company’s receivables and inventory. The Advance Supplement was $2,500,000 for the period from April 1, 2001 until maturity. Effective November 24, 2003, the Advance Limit is the lesser of $3,000,000 or an amount based on the Company’s receivables and inventory and there is no longer an Advance Supplement. In addition, Hansa agreed to reduce the annual interest rate under the Senior Revolver to 13 percent. The President of Hansa Finance Limited Liability Company, Mr. Paul A. Biddelman, is a director of the Company. Interest is due and payable monthly. At December 31, 2003, the Company exceeded its lending limits and, as a result thereof, the Company has repaid the outstanding balance of the Senior Revolver of approximately $1.4 million in January 2004 from cash provided by the Settlement Agreement. The Company and Hansa entered into an agreement on February 15, 2003 to extend the maturity of the Senior Revolver from May 30, 2003 to May 30, 2005.

Interest is due and payable on maturity of the Secured Notes. In connection with the Secured Notes, the Company granted the lenders a security interest in substantially all of the Company’s assets other than its intellectual property. The security interest is subordinated to the Senior Revolver. Mr. Kenneth Ch’uan-K’ai Leung, Chief Investment Officer of the Environmental Opportunities Fund II, L.P. and the Environmental Opportunities Fund II (Institutional), L.P., and Mr. Paul A. Biddelman, the President of Hanseatic Americas LDC, which entities are the holders of 100% of the Secured Notes, are directors of the Company.

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

Long-term debt matures as follows:

Year ended December 31,

2004	$30,806
2005	29,486,421

$29,517,227

The carrying amount of debt, excluding capital leases, was approximately $29.5 million and $30.8 million at December 31, 2003 and 2002, respectively. Management estimates the fair value of the debt to be $11.1 million and $27.4 million at December 31, 2003 and 2002, respectively.

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK

Shares of redeemable convertible preferred stock (the “Preferred Stock”), stated at redemption values of $100 per share at December 31 are as follows:

	2003	2002
8.25% Series B. Authorized 150,000 shares, issued and outstanding 73,380 shares (67,697 in 2002)	$7,338,000	$6,769,700
8.00% Series C. Authorized 150,000 shares, issued and outstanding 97,102 shares (89,770 in 2002)	9,710,200	8,977,000
8.25% Series D. Authorized 150,000 shares, issued and outstanding 26,894 shares (24,803 in 2002)	2,689,400	2,480,300

	19,737,600	18,227,000
Less unamortized discounts	(282,885)	(1,008,344)

	$19,454,715	$17,218,656

Each series of the Preferred Stock has a Liquidation Value of $100 per share. The dividend rate payable on all outstanding shares is applied to the Liquidation Value of each share per annum. Through the second anniversary, as defined, of the issuance of each series of the Preferred Stock, all dividends were payable by the issuance of additional shares of the applicable Preferred Stock valued at the Liquidation Value. Currently dividends may, at the option of the Company, be paid either through the issuance of additional shares of the applicable Preferred Stock, cash or any combination of the Preferred Stock or cash.

At any time prior to redemption, each holder of Preferred Stock may convert all or part of such Holder’s shares of Preferred Stock into shares of the Company’s common stock at the following conversion prices (in each case subject to adjustment in certain circumstances):

$4.68 per share for the Series B Preferred Stock
$3.50 per share for the Series C Preferred Stock
$3.50 per share for the Series D Preferred Stock

Until the Mandatory Redemption Date (as defined below), the Company has the right to redeem any outstanding shares of each series of Preferred Stock at a redemption price of 102% of the Liquidation Value of the redeemed shares.

The holders of the Preferred Stock are entitled to vote together with the holders of the Company’s Common Stock as a single class on all matters to come before a vote of the shareholders of the Company. Each share of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which it is then convertible. As amended, the holders have demand registration rights in certain circumstances.

The Company is required to redeem the Preferred Stock at the earlier of (i) the ninetieth day after the date that all of the Subordinated Convertible Notes shall have been repaid in full, and (ii) March 31, 2006 (such earlier date, the “Mandatory Redemption Date”), but in no event shall the

Mandatory Redemption Date be deemed to occur prior to May 17, 2004. On the Mandatory Redemption Date, the Company is required to redeem each series of Preferred Stock outstanding at a redemption price per share equal to the Liquidation Value plus accrued and unpaid dividends. Assuming the Company continues to issue dividends on each series of Preferred Stock by issuing additional shares of Preferred Stock, the aggregate amount redeemable on March 31, 2006 would be $23,618,000. If on the Mandatory Redemption Date, the Company does not have sufficient funds to redeem all shares, any available funds will be used to redeem shares of Preferred Stock on a proportionate basis. If all outstanding shares of Preferred Stock are not redeemed, the then current conversion price with respect to any shares not redeemed will be reduced (but not increased) to the greater of (a) 50% of the then current conversion price, and (b) the closing price of the Company’s common stock as reported by Nasdaq (or such other principal national exchange on which the common stock is then listed) on the Mandatory Redemption Date.

The purchasers of the Series D Preferred Stock received warrants on May 2, 2000 which expire in April 2005, to acquire an aggregate of 571,428 shares of the Company’s common stock at an exercise price of $3.50 per share. The fair value of the warrants, based on the Black-Scholes option-pricing model, of $1,185,644 was charged to unamortized discount and credited to additional paid-in capital. The discount is being accreted to dividends on the Preferred Stock over the period to May 2004 which was the original Mandatory Redemption Date prior to the extension.

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

The issuance of the 750,000 warrants to the holders of Subordinated Convertible Notes, described in footnote 7, would have triggered certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) warrants issued May 2, 2000 exercisable for an aggregate of 571,428 shares of Common Stock, and (iii) warrants issued August 7, 2000 exercisable for an aggregate of 942,858 shares of Common Stock (collectively, the “Outstanding Warrants”). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. The fair market value of these warrants at December 9, 2002 was $173,038 and was recorded as a dividend and credited to additional paid-in capital.

The carrying amount of the Preferred Stock was approximately $19.7 million and $17.2 million at December 31, 2003 and 2002, respectively. Management estimates the fair value of the Company’s Preferred Stock to be $8.9 million and $15.9 million at December 31, 2003 and 2002, respectively.

The shares of Common Stock issuable upon conversion of the Series B, C and D Preferred Stock include registration rights whereby the Company must register the underlying shares upon notice from holders thereof that they have a bona fide intent to sell the related shares with a market value of at least $1,000,000.

(9) STOCKHOLDERS’ DEFICIT

In connection with the Exclusive Marketing Agreement with Safety-Kleen, the Company issued to Safety-Kleen a five-year warrant to purchase up to 1,134,615 shares of the Company’s common stock at $3.50 per share. This warrant was cancelled in the fourth quarter of 2003 as required by the Settlement Agreement.

During the fiscal year ended December 31, 2003, an aggregate of 220,313 warrants with an exercise price of $.01 per share previously issued to the holders of Subordinated Convertible Notes were converted by cashless exercises into an aggregate of 217,164 shares of the Company’s common stock.

At December 31, 2003 the Company had 4,960,087 Common Stock purchase rights (the “Rights”) outstanding which expire on September 30, 2008. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the board of directors to be in the best interest of shareholders. The Rights are evidenced by the certificates for common stock, are subject to anti-dilution provisions and are not exercisable, transferable or exchangeable apart from the Common Stock until 10 days after an Acquiring Person, as defined, acquires beneficial ownership of 15% or more, or, in the case of an Adverse Person, as defined, 10% or more of the Company’s Common Stock. The Rights entitle the holder, except such an Acquiring Person or Adverse Person to buy that number of shares of Common Stock of the Company which at the time of such acquisition would have a market value of two times the exercise price of the Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.001 per Right prior to the acquisition by an Acquiring Person of 15% or more of the Company’s Common Stock.

(10) STOCK-BASED COMPENSATION

The Company has an executive incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company’s shareholders during 2000, stock options to purchase up to 750,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant subject to a minimum exercise price of $1.00 per share. All stock options have a seven-year term and vest and become exercisable over a three-year period from the date of grant.

At December 31, 2003, there were 328,672 additional shares available for grant under the Plan.

Stock-option activity during the periods indicated was as follows:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE
Balance at December 31, 2001	503,966	$8.22
Granted	108,500	2.50
Exercised	—	—
Forfeited	(11,000)	2.77
Expired	(67,750)	3.50

Balance at December 31, 2002	533,716	7.77
Granted	352,828	1.00
Exercised	—	—
Forfeited	(5,500)	2.50
Cancelled	(424,716)	6.85
Expired	(35,000)	3.50

Balance at December 31, 2003	421,328	3.45

Stock options consisted of the following at December 31, 2003:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of		Exercise	Estimated		Exercise
Exercise Price	Number	Price	Life	Number	Price
$1.00 to $8.8125	366,828	$1.26	6.6	14,000	7.78
$13.125 to $19.50	54,500	$18.18	1.0	54,500	18.18

	421,328			68,500	16.05

At December 31, 2003 and 2002, the number of options exercisable was 68,500 and 315,257, respectively, and the weighted-average exercise prices of those options were $16.05 and $10.81, respectively.

On June 28, 2003, the Company canceled 424,716 options issued prior to March 31, 2003, at various exercise prices ranging from $2.50 to $19.50 per share (the “Canceled Options”). On December 30, 2003 the Canceled Options were replaced with 235,828 options with an exercise price of $1.00 per share. In addition, the Company issued 107,000 options in March 2003 at an exercise price of $1.00 per share. These March 2003 options are subject to variable accounting provisions as they were issued within six months of the Canceled Options. The March 2003 options did not affect the fiscal year 2003 statement of operations as the market value of the Company’s stock did not reach $1.00 during 2003. The Company plans to recognize compensation expense in the subsequent years if and when the stock price increases above $1.00 per share.

(11) INCOME TAXES

The components of the income tax provision are as follows:

Year ended December 31,	2003	2002
Current
Federal	$186,705	$—
State	—	—

	186,705	—
Deferred	—	—

Total	$186,705	$—

The actual income tax expense differs from the expected income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to income before income tax provision) for the years ended December 31, 2003 and 2002 as follows:

	2003	2002
Computed “expected” income tax expense (benefit)	$1,855,917	$330,366
State income tax expense, net of U.S. federal income tax expense	199,773	35,448
Change in valuation allowance	(1,497,932)	211,236
Previously unrecorded benefit	(269,393)	—
Other	(101,660)	(577,050)

Income tax expense	$186,705	$—

During the year ended December 31, 2003, the Company utilized net operating loss carry forwards of approximately $9,100,000 to reduce its federal and state taxes.

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$18,266,710	$21,681,222
Deferred revenue	24,042	40,194
Warranty accrual	141,132	234,996
Research and development	311,998	204,166
Inventory	79,986	62,107
Debt issue costs	6,032	14,898
Bad debt reserve	—	46,393
Accrued expenses	26,341	238,294
Patents	259,472	43,955
Original Issue Discount — Debt	168,945	—

	2003	2002
Termination fee settlement	1,505,200	—
Alternative Minimum Tax Credit	180,831	—

Total gross deferred tax assets	20,970,689	22,566,225

Less valuation allowance	(20,966,124)	(22,464,056)

Net deferred tax assets	4,565	102,169

Deferred tax liabilities:
Fixed assets	4,565	102,169

Total gross deferred tax liabilities	4,565	102,169

Deferred tax assets, net	$—	$—

At December 31, 2003, the Company had federal and state net operating loss carry-forwards of $48,542,944 which expire in the years 2012 through 2021.

Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, relating to change of ownership.

(12) CONTINGENCY

On or about October 17, 2003, the Company, along with Safety-Kleen, was sued in the Court of Common Pleas for Beaver County, Pennsylvania, by plaintiff Sirota’s Machine Company, Inc. The plaintiff seeks damages in the amount of approximately $335,000 resulting from a fire that the plaintiff claims was caused by a SystemOne parts washer. Based upon an initial investigation by the Company’s insurance carrier, the Company believes that the claim is without merit and anticipates that its insurance carrier will aggressively defend the claim. Accordingly, the Company currently anticipates that this case will not have a material adverse effect on the Company’s financial position or its results of operations.

(13) SUBSEQUENT EVENTS

Based on current plans and estimates and taking into account the expected investment necessary to rebuild the Company’s distribution system, management has allocated approximately $5 million of available cash to reduce and retire certain indebtedness of the Company, which as of December 31, 2003, included $23,155,512 principal amount of the Subordinated Convertible Notes and $4,893,348 of the Secured Notes, including accrued interest. Although the Notes are subordinated to the Company’s outstanding Secured Notes, the holders of the Secured Notes have consented to the Company’s purchase of the Subordinated Convertible Notes before repaying the Secured Notes.

On March 15 2004, the Company repurchased and retired $13.5 million principal amount of the Subordinated Convertible Notes for an aggregate purchase price of $2.9 million. The Company expects to recognize a pre-tax gain of approximately $10.4 million in the first quarter of 2004 on the repurchase and retirement of these Notes.

Exhibit Index

EXHIBIT	DESCRIPTION

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.