Form 10KSB/A
period 2003-12-31
SYSTEMONE TECHNOLOGIES INC
filed 2004-04-29
CIK 934851

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

Explanatory Note

     This amendment to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 is being filed to add Items 9 through 12 and 14 of Part III of the Annual Report on Form 10-KSB, which were omitted in reliance on General Instruction E(3) thereto.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company’s directors and executive officers and their ages as of April 15, 2004 are as follows:

Name	Age	Position
Pierre G. Mansur	52	Chairman of the Board, President and Executive Director
Paul I. Mansur	53	Chief Executive Officer and Executive Director
Paul A. Biddelman	58	Director
Kenneth C. Leung	59	Director
John W. Poling	58	Director
Steven M. Healy	41	Director of Finance and Administration
Jon A. Clawson	60	Director of Sales and Service

     Pierre G. Mansur founded SystemOne Technologies Inc. Mr. Mansur has served as the Company’s Chairman and President since the Company’s inception in November 1990. From June 1973 to August 1990, Mr. Mansur served as President of Mansur Industries Inc., a privately held New York corporation, that operated a professional race engine machine shop. Mr. Mansur has over 25 years of advanced automotive and machinery operations experience, including developing innovative automotive machine shop applications; designing, manufacturing, customizing, modifying and retooling high performance engines and component parts; developing state of the art automotive and powerboat race engines which have consistently achieved world championship status; and, providing consulting services and publishing articles with respect to automotive technical research data. Mr. Mansur has conducted extensive research and development projects for several companies, including testing and evaluating engine parts and equipment for Direct Connection, a high performance racing division of the Chrysler Corporation; researching and developing specialized engine piston rings and coatings for Seal Power Corporation; researching high-tech plastic polymers for internal combustion engines for ICI Americas; and, designing and developing specialized high performance engine oil pan applications. Pierre Mansur is the brother of Paul I. Mansur. Pierre Mansur is a graduate of the City University of New York.

     Paul I. Mansur has been a Director and the Company’s Chief Executive Officer since September 1993. From September 1986 to July 1993, Mr. Mansur served as Chief Executive Officer of Atlantic Entertainment Inc., a privately held regional retail chain of video superstores. From March 1981 to September 1986, Mr. Mansur served as the Chief Executive Officer and President of Ameritrade Corporation, a privately held international distributor of factory direct duty free products. From June 1972 to March 1981, Mr. Mansur held various finance and operation positions, including Assistant Vice President Finance and Operations for Mott’s USA, Inc., a division of American Brands. Paul Mansur is the brother of Pierre G. Mansur. Paul Mansur is a graduate of the City University of New York.

     Paul A. Biddelman has been a Director of the Company since May 2000. Mr. Biddelman is President of Hanseatic Corporation, a private investment company and a significant shareholder of the Company. Mr. Biddelman joined Hanseatic early in 1992 from a merchant banking firm, which he co-founded in 1991. Prior to joining Hanseatic, he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated where he was active primarily in financing middle-market industrial companies. He holds an MBA from Harvard Business School, a JD from Columbia Law School, and a BS from Lehigh University. Mr. Biddelman serves on the Board of Directors of Celadon Group, Inc., Instituform Technologies, Inc., Six Flags, Inc., and Star Gas LLC (the general partner of Star Gas L.P.).

     Kenneth C. Leung has been a Director of the Company since May 2000. Mr. Leung is a Managing Director of Sanders Morris Harris in New York City and is the Chief Investment Officer of Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund II, L.P., each a significant shareholder of the Company. Prior to joining Sanders Morris Harris in 1995, Mr. Leung was a Managing Director at Salomon Smith Barney Inc. Mr. Leung holds an MBA in Finance from Columbia University and a BA in History from Fordham College. He serves on the Board of Directors of Avista Resources, Inc., Synagro Technologies, Inc., U.S. Plastic Lumber Corporation, U.S. Energy Corporation and Waterlink, Inc.

     John W. Poling has been a Director of the Company since June 2003. Mr. Poling is a Partner at Tatum Partners, LLP. Mr. Poling joined Tatum in 2002. Tatum has over 450 partners providing experienced financial services on a permanent, interim or project basis to emerging growth, middle market and large multinational companies. Mr. Poling’s professional experience includes over 30 years as a senior financial executive with manufacturing, industrial services, environmental construction, consulting and engineering companies. Prior to joining Tatum, Mr. Poling worked in both public and private companies serving as Chief Financial Officer of U.S. Plastic Lumber Corp. from 1999 to 2002. From 1996 to 1999, Mr. Poling served as Vice President of Finance of Eastern Environmental Services, Inc. Additionally, Mr. Poling serves on the Board of Directors of Kreisler Manufacturing Corporation and National Earth Services, Inc. Mr. Poling also served on the Board of Directors for Cypher Entertainment Inc. from 1995 to 1997. Mr. Poling attended Rutgers University and received a BS in Accounting.

     Mr. Poling qualifies as an “audit committee financial expert” under the applicable rules of the Securities and Exchange Commission. In making the determination as to Mr. Poling’s status as an audit committee financial expert, the Company’s board of directors determined he has accounting and related financial management expertise within the meaning of the aforementioned rules.

     Steven M. Healy has been the Company’s Director of Finance and Administration since January 2002. Mr. Healy served as the Company’s Director of Finance and Controller from July 2000 to December 2001. From March 1997 up to the date Mr. Healy joined the Company, Mr. Healy served as Director of Finance for Radiant Oil Company, Inc., a privately held fuel distributor, convenience store operator and real estate company. From January 1993 to March 1997, he served as Controller of United Leisure Industries, Inc., a privately held vertically integrated manufacturer, distributor and retailer for sport and recreational equipment. From January 1987 to December 1992, Mr. Healy served as an auditor for Deloitte & Touche LLP. Mr. Healy is a CPA and a graduate of the University of Florida.

     Jon A. Clawson joined the Company in August 1996 and has held the position of Director of Sales and Service since July 2001. Prior to August 1996, Mr. Clawson served as the Company’s Regional Marketing Manager, Product Support Manager, and Manager Sales Support. From September 1983 to June 1996, he served as Marketing Director at Automotive One Parts Stores, a chain of automotive parts and performance equipment stores. Mr. Clawson was elected to the Automotive Parts Rebuilders Association Board of Directors in 1971. Mr. Clawson attended Santa Monica College and UCLA.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s outstanding Common Stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written or oral representations that no other reports were required for such persons during the year ended December 31, 2003, the Company believes that all of the Company’s officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

     The Company is in the process of adopting a code of ethics that will apply to all of the Company’s directors, officers, employees and independent contractors. The code of ethics will also have specific provisions applicable to all employees with access to, and responsibility for, matters of finance and financial management, including the Company’s chief executive officer and director of finance and administration. Once adopted by the Company’s Board of Directors, the full text of the code of ethics will be available at, and the Company intends to disclose any amendments to, or waivers from, any provision of the code of ethics that applies to any of the Company’s executive officers or directors by posting such information on the Company’s website at www.systemonetechnologies.com. or provide a copy of the code of ethics, free of charge, to those persons that make a request in writing (Attn: Steven M. Healy, Director of Finance and Administration) or by e-mail (shealy@systemonetechnologies.com).

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the aggregate compensation awarded to, earned by or paid to Pierre G. Mansur, the Company’s Chairman, Executive Director and President, Paul I. Mansur, the Company’s Executive Director and Chief Executive Officer, Steven M. Healy, the Company’s Director of Finance and Administration, and Jon A. Clawson, the Company’s Director of Sales and Service (collectively, the “named executive officers”). None of the Company’s other officers earned compensation in excess of $100,000 during 2003. The Company did not grant any restricted stock awards or stock appreciation rights under the Company’s Executive Incentive Plan, as amended, or make any long-term payouts under such plan during these three fiscal years.

					Long Term
	Annual Compensation				Compensation
					Securities
Name and				Other Annual	Underlying
Principal Position	Year	Salary	Bonus	Compensation	Options
Pierre G. Mansur	2003	$200,000	—	*	90,620
Chairman and President	2002	$175,000	—	*	21,000
	2001	$160,000	—	*	33,333

Paul I. Mansur	2003	$200,000	—	*	81,521
Chief Executive Officer	2002	$175,000	—	*	17,500
	2001	$160,000	—	*	33,000

Steven M. Healy	2003	$129,000	—	*	33,363
Director of Finance and	2002	$120,000	—	*	12,000
Administration	2001	$100,000	—	*	5,908

Jon A. Clawson	2003	$102,000	—	*	27,450
Director of Sales and Service	2002	$95,000	—	*	9,500
	2001	$82,000	—	*	4,417

*	The aggregate amount of the perquisites and other personal benefits, securities or property earned by the named executive officer during the applicable fiscal year, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive officer.

Employment Contracts and Termination of Employment Arrangements

     On January 1, 2003, the Company entered into a 24-month employment agreement with Pierre G. Mansur, the Company’s Executive Director and President, which employment agreement superseded and replaced Mr. Mansur’s previous employment agreement with the Company. The employment agreement provides that Mr. Mansur’s base salary shall be $200,000 per annum through December 31, 2004 and any renewal period thereafter. In the event that Mr. Mansur is terminated for any reason other than for cause or total and permanent disability prior to the end of the agreement’s term, Mr. Mansur is entitled to receive (i) his salary payments for the remaining term of the agreement and (ii) continued benefit coverage for the remaining term of the agreement. During the term of the employment agreement and for three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding the Company’s patents, research and development, manufacturing processes or knowledge or information with respect to the Company’s confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with the Company’s or any of its affiliates’ business of automotive and industrial parts washers and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with the Company or any of the Company’s affiliates for three years following such termination.

     On January 1, 2003, the Company also entered into a 24-month employment agreement with Paul I. Mansur, the Company’s Executive Director and Chief Executive Officer, which employment agreement superseded and replaced Mr. Mansur’s previous employment agreement with the Company. The employment agreement provides that Mr. Mansur’s base salary shall be $200,000 per annum through December 31, 2004 and any renewal period thereafter. In the event that Mr. Mansur is terminated for any reason other than for cause or total and permanent disability prior to the end of the agreement’s term, Mr. Mansur is entitled to receive (i) his salary payments for the remaining term of the agreement and (ii) continued benefit coverage for the remaining term of the agreement. During the term of the employment agreement and for three years following the termination of his employment, Mr. Mansur is prohibited from disclosing any confidential information, including without limitation, information regarding the Company’s patents, research and development, manufacturing processes or knowledge or information with respect to the Company’s confidential trade secrets. In addition, Mr. Mansur is prohibited from, directly or indirectly, engaging in any business in substantial competition with the Company’s or any of the Company’s affiliates’ business of automotive and industrial parts washers and from becoming an officer, director or employee of any corporation, partnership or any other business in substantial competition with the Company or any of the Company’s affiliates for three years following such termination.

Executive Incentive Plan

     The Company adopted its Executive Incentive Plan, as amended (the “Plan”), in September 1996 in connection with the Company’s initial public offering of Common Stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. A total of 750,000 shares of the Company’s Common Stock have been reserved for the grant of awards under the Plan. The purpose of the Plan is to advance the Company’s interests by providing an additional incentive in attracting, motivating and retaining qualified executives and other employees, officers, directors and independent contractors by enabling plan participants to acquire or increase a proprietary interest in the Company’s Common Stock in order to strengthen the mutuality of interests between plan participants and the Company’s shareholders, and providing plan participants with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

     The persons eligible to receive awards under the Plan are the Company’s officers, directors, employees and independent contractors. Under the Plan, the Company’s non-employee directors are only eligible to receive automatic formula grants of stock options and restricted stock as described below and the independent contractors the Company engaged are only eligible to receive stock options.

     The Plan is administered by the Company’s compensation committee. Subject to the terms of the Plan, the Company’s compensation committee is authorized to (i) select eligible persons to receive awards, (ii) determine the type and number of awards to be granted and the number of shares of Common Stock to which awards will relate, (iii) specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), (iv) set other terms and conditions of awards, prescribe forms of award agreements, (v) interpret and specify rules and regulations relating to the Plan and (vi) make any other determinations that may be necessary or advisable for the administration of the Plan.

     In addition, the Plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, stock appreciation rights, restricted shares of Common Stock, deferred shares of Common Stock, shares granted as a bonus or in lieu of other obligations owed by the Company, and other stock-based awards granted to any one participant may not exceed 250,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as a final annual incentive award or other cash award in any fiscal year to any one participant is $1,000,000 and the maximum amount that may be earned as a final performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

     The Plan provides that each non-employee director shall receive (i) on the date of his or her appointment as a director of the Company an automatic grant of an option to purchase 3,500 shares of the Company’s Common Stock and (ii) each year, on the day the Company issued its earnings release for the prior fiscal year, an automatic grant of an option to purchase 3,500 shares of Common Stock. Such options will have a term of seven years and become exercisable at the rate of one-third per year commencing on the first anniversary of the date of grant; provided, however, that the options become fully exercisable in the event that, while serving as a director of the Company, the non-employee director dies, or suffers a “disability,” or “retires”, as such terms are defined in the Plan. The per share exercise price of all options granted to non-employee directors will be equal to the fair market value of a share of Common Stock on the date such option is granted, subject to certain minimum exercise prices as may be defined by the Company’s compensation committee.

Option/SAR Grants in Last Fiscal Year

     The table below sets forth the following information with respect to options granted to the named executive officers during 2003:

•	the number of shares of Common Stock underlying options granted during the year;

•	the percentage that such options represent of all options granted to employees during the year;

•	the exercise price; and

•	the expiration date.

	Individual Grants
			Percent of Total
	Number of		Options/
	Securities		SARs
	Underlying		Granted to
	Options/SARs		Employees in	Exercise	Expiration
Name	Granted		Fiscal Year	Price ($/Sh)	Date
Pierre G. Mansur	21,000	(1)	6.7%	$1.00	March 31, 2010
Chairman and President	69,620	(2)	22.2%	$1.00	Dec. 31, 2010

Paul I. Mansur	17,500	(1)	5.6%	$1.00	March 31, 2010
Chief Executive Officer	64,021	(2)	20.4%	$1.00	Dec. 31, 2010

Steven M. Healy	12,500	(1)	4.0%	$1.00	March 31, 2010
Director of Finance and Administration	20,863	(2)	6.6%	$1.00	Dec. 31, 2010

Jon A. Clawson	10,000	(1)	3.2%	$1.00	March 31, 2010
Director of Sales and Service	17,450	(2)	5.6%	$1.00	Dec. 31, 2010

(1)	Grant date: March 31, 2003.

(2)	Grant date: December 30, 2003.

Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options held by the Company’s named executive officers as of December 31, 2003. No stock options were exercised by the named executive officers during 2003. No stock appreciation rights have been granted or are outstanding.

			Number of Securities Underlying
			Unexercised Options at FY-End		Value of Unexercised In-The-
	Shares		December 31, 2003		Money Options at FY-End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Pierre G. Mansur	0	$0	7,000	83,620	(2)	(2)
Paul I. Mansur	0	$0	5,833	75,688	(2)	(2)
Steven M. Healy	0	$0	4,167	29,196	(2)	(2)
Jon A. Clawson	0	$0	3,333	24,117	(2)	(2)

(1)	The closing price of the Common Stock as reported on the Over-the-Counter Bulletin Board on December 31, 2003, the last trading day for such year, was $0.25.

(2)	The option exercise prices exceed $0.25 and accordingly, such options are not “in-the-money.”

Compensation of Directors

     Compensation. Non-affiliated directors receive annual compensation in the amount of $10,000 for attendance at meetings of the Board of Directors or committees thereof. However, neither affiliated directors nor directors who are also employed by the Company receive any fee or compensation for their services as directors. All members of the Board of Directors receive reimbursement for actual travel-related expenses incurred in connection with their attendance at meetings of the Board of Directors.

     Options. Directors are eligible to receive options under the Company’s Executive Incentive Plan, as amended. This plan provides for an automatic grant of an option to purchase 3,500 shares of the Company’s Common Stock upon a person’s election as a non-employee director, as well as an automatic annual grant of an option to purchase 3,500 shares of Common Stock on the day the Company issues its earnings release for the prior fiscal year.

Report on Repricing of Options/SARs

     Pursuant to a stock option replacement program approved by the Company’s Board of Directors, on June 28, 2003 the Company cancelled options to purchase 424,716 shares of Common Stock issued pursuant to the Company’s Executive Incentive Plan, as amended, prior to March 31, 2003, at various exercise prices between $2.50 and $19.50 per share (the “Cancelled Options”). Among the holders of the Cancelled Options were certain directors and officers of the Company. On December 30, 2003 the Cancelled Options were replaced with options to purchase 235,828 shares of Common Stock at an exercise price of $1.00 per share (the “December Options”). In addition, on March 31, 2003 the Company issued options to purchase 107,000 shares of Common Stock at an exercise price of $1.00 per share (the “March Options”). When the December Options and March Options were issued, the new exercise price exceeded the market price of the Common Stock, with the new exercise prices representing approximately a 300% and 54% premium, respectively, over the then market prices of $0.25 and $0.65 per share of Common Stock, respectively. Each replaced stock option has terms and conditions substantially similar to the terms of the original grant.

     The Company’s Board of Directors approved the stock option replacement program as a result of the significant reduction in the price of the Common Stock subsequent to the original grant of the Cancelled Options. The Board of Directors determined that the Cancelled Options neither provided a meaningful incentive to the option holders to remain in the Company’s employ nor continued to maximize shareholder value. The Board of Directors believed that the grant of new stock options with a lower exercise price in replacement for the Cancelled Options would once again provide incentive to the Company’s directors, officers and employees to continue to provide services to the Company as well as maximize shareholder value.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company’s voting securities outstanding on April 11, 2004 consisted of 4,960,087 shares of Common Stock, 73,380 shares of Series B Convertible Preferred Stock, 97,102 shares of Series C Convertible Preferred Stock and 26,894 shares of Series D Convertible Preferred Stock. The following table shows as of April 11, 2004, the amount of voting securities beneficially owned by (i) each of the Company’s directors, (ii) each of the Company’s executive officers named in the Summary Compensation Table below, (iii) all of the Company’s directors and executive officers as a group and (iv) each person known by the Company to beneficially own more than 5% of any class of the Company’s outstanding voting securities. Unless otherwise provided, the address of each holder listed under the heading “Common Stock” is c/o SystemOne Technologies Inc., 8305 N.W. 27th Street, Suite 107, Miami, Florida 33122.

	Aggregate Number	Acquirable		Total Number
	of Shares	Within		of Shares of Class		Percentage
	Beneficially Owned	60 Days		Beneficially Owned		of Shares of Class
Name	(a)	(b)		(columns (a)+(b))		Outstanding
Common Stock
Pierre G. Mansur	1,961,750	7,000	(1)	1,968,750		39.6%
Paul I. Mansur	—	5,833	(1)	5,833		*
Steven M. Healy	5,000	4,167	(1)	9,167		*
Jon A. Clawson	—	4,167	(1)	4,167		*
Paul A. Biddelman(2)	—	1,167	(1)	1,167		*
Kenneth C. Leung(3)	24,750 (4)	1,167	(1)	25,917		*
John W. Poling	—	—		—		*
All directors and executive officers as a group (7 persons)	1,991,500	23,501	(1)	2,015,001		40.4%
Environmental Opportunities Fund II (Institutional), L.P.(5)	—	1,735,480	(6)	1,735,480	(6)	25.9%
Environmental Opportunities Fund II, L.P.(5)	—	471,722	(7)	471,722	(7)	8.7%
Environmental Opportunities Fund, L.P.(5)	—	627,252	(8)	627,252	(8)	11.2%
Hanseatic Americas LDC	—	4,040,528	(9)	4,040,528	(9)	44.9%
Gerlach & Co.(10)(11)	—	563,224	(12)	563,224	(12)	10.2%
Series B Convertible Preferred Stock
Environmental Opportunities Fund II (Institutional), L.P.(5)	34,635	—		34,635		47.2%
Environmental Opportunities Fund II, L.P.(5)	9,393	—		9,393		12.8%
Environmental Opportunities Fund, L.P.(5)	29,352	—		29,352		40.0%
Series C Convertible Preferred Stock
Hanseatic Americas LDC (13)	97,102	—		97,102		100.0%
Series D Convertible Preferred Stock
Environmental Opportunities Fund II (Institutional), L.P.(5)	10,569	—		10,569		39.3%
Environmental Opportunities Fund II, L.P.(5)	2,878	—		2,878		10.7%
Hanseatic Americas LDC(13).	13,447	—		13,447		50.0%

*	Represents less than 1% of the outstanding stock of the class.

(1)	Reflects the number of shares that could be purchased by the holder by exercise of options granted under the Company’s Executive Incentive Plan, as amended, as of April 11, 2004, or within 60 days thereafter.

(2)	Mr. Biddelman is the President of Hanseatic Corporation (“Corporation”) and he disclaims beneficial ownership as to any securities held by Hanseatic Americas LDC (“Americas”), Hansabel Partners LLC (“Partners”) or Corporation.

(3)	Mr. Leung is the Chief Investment Officer of Environmental Opportunities Fund, L.P. (“Fund I”), Environmental Opportunities Fund II, L.P. (“Fund II”), Environmental Opportunities Fund II (Institutional), L.P. (“Institutional” and collectively, the “Environmental Funds”) and he disclaims beneficial ownership as to any securities held by the Environmental Funds.

(4)	Reflects 24,750 shares of Common Stock registered in the name of Mr. Leung’s 401(k) retirement savings plan.

(5)	The address for each of the Environmental Funds is c/o Sanders Morris Harris, 3100 Chase Tower, Houston, Texas 77002.

(6)	Reflects 34,635 shares of Series B Convertible Preferred Stock that are immediately convertible into 740,150 shares of Common Stock at a conversion price of $4.68 per share; 10,569 shares of Series D Convertible Preferred Stock that are immediately convertible into 301,966 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 224,571 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; a Warrant to purchase 370,543 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 98,250 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(7)	Reflects 9,393 shares of Series B Convertible Preferred Stock that are immediately convertible into 200,728 shares of Common Stock at a conversion price of $4.68 per share; 2,878 shares of Series D Convertible Preferred Stock that are immediately convertible into 82,215 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 61,143 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; a Warrant to purchase 100,886 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 26,750 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(8)	Reflects 29,352 shares of Series B Convertible Preferred Stock that are immediately convertible into 627,252 shares of Common Stock at a conversion price of $4.68 per share.

(9)	Reflects 97,102 shares of Series C Convertible Preferred Stock that are immediately convertible into 2,774,204 shares of Common Stock at a conversion price of $3.50 per share; 13,447 shares of Series D Convertible Preferred Stock that are immediately convertible into 384,181 shares of Common Stock at a conversion price of $3.50 per share; a Warrant to purchase 285,714 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; a Warrant to purchase 471,429 shares of Common Stock that is immediately exercisable at an exercise price of $3.50 per share; and a Warrant to purchase 125,000 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(10)	The address of Gerlach & Co., is c/o Citibank, N.A., 333 West 34th Street, 3rd Floor, New York, New York 10001.

(11)	Per a Schedule 13G filed thereby, OppenheimerFunds, Inc. (“Oppenheimer”) and Oppenheimer Convertible Securities Fund, Inc., a series of Bond Fund Series (“Oppenheimer Convertible”), claim shared voting and dispositive power of the securities held by Gerlach & Co. The address for each of Oppenheimer and Oppenheimer Convertible is c/o Howard Kailes, Esq., McCarter & English, LLP, Four Gateway Center, 100 Mulberry Street, Newark, New Jersey 07101.

(12)	Reflects shares issuable upon conversion of 8 1/4% Subordinated Convertible Notes due 2005 and a Warrant to purchase 200,000 shares of Common Stock that is immediately exercisable at an exercise price of $.01 per share.

(13)	Per a Schedule 13D filed thereby, Americas, Partners, Corporation and Mr. Wolfgang Traber claim shared voting and dispositive power of the securities held by Americas. The address for each of Americas, Partners, Corporation and Mr. Traber is c/o Howard Kailes, Esq., McCarter & English, LLP, Four Gateway Center, 100 Mulberry Street, Newark, New Jersey 07101.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

•	The number of securities to be issued upon exercise of outstanding options, warrants and rights (Column (a));

•	The weighted-average exercise price of the outstanding options, warrants and rights disclosed (Column (b)); and

•	Other than securities to be issued upon exercise of the outstanding options, warrants and rights disclosed in column (a), the number of securities remaining available for future issuance under the plan (Column (c)).

Number of shares
remaining available
	Number of shares to		for future issuance
	be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in Column
	and rights	and rights	(a))
	Column (a)	Column (b)	Column (c)
Equity compensation plans:
Approved by Shareholders	421,328	$3.45	328,672
Not approved by Shareholders	—	—	—
Total	421,328	$3.45	328,672

     Pursuant to an amendment approved by the Company’s shareholders during 2000, stock options to purchase up to 750,000 shares of common stock may be granted under the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1999, the Company issued an aggregate of 50,500 shares of Series B Convertible Preferred Stock, $1.00 par value per share, to Environmental Opportunities Fund, L.P., Environmental Opportunities Fund (Cayman), L.P., Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. for an aggregate purchase price of $5,050,000. Subsequent to such date the Company issued an additional 22,880 shares of Series B Convertible Preferred Stock as paid-in-kind dividends. Also subsequent to such date, all shares held by Environmental Opportunities Fund (Cayman), L.P. were transferred to Environmental Opportunities Fund, L.P. Mr. Kenneth C. Leung, one of the Company’s directors, is the Chief Investment Officer of each of the aforementioned funds.

     In August 1999, the Company issued 69,000 shares of Series C Convertible Preferred Stock, $1.00 par value per share, to Hanseatic Americas LDC for an aggregate purchase price of $6,900,000. Subsequent to such date the Company issued an additional 28,102 shares of Series C Convertible Preferred Stock as paid-in-kind dividends. Mr. Paul A. Biddelman, one of the Company’s directors, is the President of Hanseatic Corporation, which controls Hanseatic Americas LDC.

     In May 2000, the Company issued an aggregate of 20,000 shares of Series D convertible preferred stock, par value $1.00 per share, and warrants (the “May Warrants”) to purchase an aggregate of 363,636 shares of Common Stock, to Hanseatic Americas LDC, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund (Institutional), L.P. for an aggregate purchase price of $2,000,000. Subsequent to such date the Company issued an additional 6,894 shares of Series D Convertible Preferred Stock as paid-in-kind dividends. In connection with the execution of the Subordinated Loan Agreement and the issuance of the Lender Warrants (each as described below), the May Warrants were adjusted to be exercisable for an aggregate of 571,428 shares of Common Stock.

     The Company is also party to a Shareholders Agreement dated May 2, 2000 with the holders of the Company’s preferred stock and Pierre Mansur, pursuant to which, Messrs. Paul A. Biddelman and Kenneth C. Leung were appointed to the Company’s Board of Directors on May 29, 2000. The holders of the Company’s preferred stock are also entitled to nominate one or more additional individuals to establish a controlling majority on the Company’s Board. In addition, among other things, the Shareholders Agreement provides that certain decisions to be made by the Company’s Board, including authorization of any merger or similar transaction or material acquisition, the issuance of certain securities or the employment of senior management, require concurrence of the directors designated by the holders of the Company’s preferred stock.

     On August 7, 2000 (the “Issuance Date”), the Company entered into a Loan Agreement with Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P. and Hanseatic Americas LDC (collectively, the “Lenders”), as amended on November 10, 2000, November 30, 2000, February 27, 2002, September 30, 2002 and December 9, 2002 (collectively the “Subordinated Loan Agreement”), under which the Company borrowed an aggregate principal amount of $3,300,000. These borrowings are evidenced by promissory notes (the “Subordinated Promissory Notes”), maturing December 31, 2005 (extended from February 23, 2003 in connection with the Company’s 2002 debt restructuring described briefly in this Annual Report (the “Restructuring”)), subject to prepayment at any time at the Company’s option and mandatory prepayment to the extent of any proceeds received by the Company from the sale of any new securities or the borrowing of any additional money (other than purchase money debt and borrowings under the Senior Revolver (as defined below)). The Subordinated Promissory Notes bear interest at the rate of 10% per annum (reduced from 16% in connection with the Restructuring) until final repayment in full of such Subordinated Promissory Notes. The Company’s obligations under the Subordinated Loan Agreement are secured by a lien on substantially all of the Company’s assets other than the Company’s intellectual property although such obligations have been subordinated to the Senior Revolver. Pursuant to the Subordinated Loan Agreement the Company issued warrants to purchase an aggregate of up to 942,858 shares of the Company’s Common Stock at $3.50 per share (the “August Warrants”). Interest accrued under the Subordinated Promissory Notes during 2003 amounted to $447,974.

     The Company is required to issue an additional 942,858 warrants to the holders of its Subordinated Promissory Notes if the Company (i) sells debt or equity securities, or debt securities convertible into equity securities, or incurs debt with a final scheduled maturity date more than twelve months after issuance providing gross cash proceeds to the Company in an amount equal to or greater than the outstanding principal amount of the Subordinated Promissory Notes or (ii) enters into a merger, consolidation, sale of all or substantially all of its assets or other business combination transaction with a party that prior to such transaction owns less than 25 percent of the voting power of the Company’s outstanding equity securities. The fair market value of the warrants would be charged to operations should the warrants become issuable.

     The Company is party to a Revolving Credit Loan Agreement (the “Senior Revolver”) with Hansa Finance Limited Liability Company (“Hansa”), which provides the Company with a revolving line of credit. In connection with the Senior Revolver, the Company granted the lender a security interest in substantially all of the Company’s assets, including its intellectual property. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. Effective prior to November 24, 2003, the Advance Limit was the lesser of $5,000,000 or the sum of the Advance Supplement (as defined) plus an amount based on the Company’s receivables and inventory. The Advance Supplement was $2,500,000 for the period from April 1, 2001 until maturity. Effective November 24, 2003, the Advance Limit is the lesser of $3,000,000 or an amount based on the Company’s receivables and inventory and there is no longer an Advance Supplement. In addition, Hansa agreed to reduce the annual interest rate under the Senior Revolver to 13 percent. At December 31, 2003, the Company exceeded its lending limits and, as a result thereof, the Company has repaid the outstanding balance of the Senior Revolver of approximately $1.4 million in January 2004. Interest paid to Hansa during 2003 amounted to $522,139. The Company and Hansa entered into an agreement on February 15, 2003 to extend the maturity of the Senior Revolver from May 30, 2003 to May 30, 2005. Hansa is controlled indirectly by Hanseatic Corporation and Paul Biddelman, one of the Company’s directors, who is the President of Hanseatic Corporation.

     On February 27, 2002, the Company and Lenders, Hanseatic Americas LDC, Environmental Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P. (collectively, with the Lenders, the “Investors”), entered into a Letter Agreement suspending the Company’s registration obligations for shares of Common Stock issuable upon conversion of shares of Series B, C and D Preferred Stock which the Company issued to the Investors until the Company received notification from the Investors holding shares with a current market value of at least $1,000,000 requesting that the Company registered such shares.

     In connection with the Company’s Restructuring on December 9, 2002, the Company issued 750,000 warrants to the holders of the Company’s 8 1/4% Subordinated Convertible Notes that would have triggered certain anti-dilution rights pursuant to the Company’s outstanding (i) shares of Series D Preferred Stock, $1.00 per share, (ii) the May Warrants and (iii) the August Warrants (collectively, the “Outstanding Warrants”). The holders of the Series D Preferred Stock and Outstanding Warrants waived their anti-dilution rights in exchange for warrants for the purchase of an aggregate of 250,000 shares of Common Stock at an exercise price of $.01 per share expiring on December 31, 2005. Also in connection with the Restructuring, the holders of the Company’s outstanding shares of Preferred Stock agreed to extend the date upon which the Company must redeem such shares from May 17, 2004 to the earlier of the 90th day after all of the Subordinated Convertible Notes are paid in full or March 31, 2006. Additionally, pursuant to the Restructuring, Gerlach & Co. (named in the table of beneficial owners set forth in Item 11) exchanged then outstanding 8 1/4% Subordinated Convertible Notes due February 23, 2003 (“Old Notes”) in the aggregate principal amounts together with accrued interest of $5,895,618 for (i) 8 1/4% Subordinated Convertible Notes due December 31, 2005 in the aggregate principal amount of $2,962,467 bearing interest which when due was added at the Company’s option to the principal amount of such notes through December 31, 2002 and thereafter shall be paid in cash, plus (ii) 8 1/4% Subordinated Convertible Notes due December 31, 2005 in the aggregate principal amount of $2,962,467 bearing interest which when due may be added to the principal amount for the life of such notes and (iii) warrants for the purchase of an aggregate of 200,000 shares of the Company’s Common Stock at an exercise price of $.01 per share expiring on December 31, 2005.

     During March 2004, the Company repurchased and retired $13.5 million principal amount of its 8 1/4% Subordinated Convertible Notes (the “Notes”) for an aggregate purchase price of $2.9 million. The Company expects to recognize a pre-tax gain of approximately $10.4 million in the first quarter of 2004 on the repurchase and retirement of the Notes. Whiting & Co., previously a 5% or more beneficial owner of the Company’s securities, sold its Notes to the Company as part of this repurchase and retirement. To the Company’s knowledge Whiting & Co. no longer owns any securities of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     In addition to the Exhibits and Current Reports on Form 8-K listed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, the following exhibits are filed herewith:

     (A) Exhibits

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

     (B) Current Reports on Form 8-K

          Form 8-K filed with the Securities and Exchange Commission on March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The aggregate fees billed by BDO Seidman, LLP (“BDO Seidman”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and for the reviews of the interim financial statements included in the Company’s Quarterly Report on Form 10-QSB for such fiscal year were approximately $120,000. The aggregate fees billed by BDO Seidman for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2002 and for the reviews of the interim financial statements included in the Company’s Quarterly Report on Form 10-QSB for such fiscal year were approximately $145,000.

Audit-Related Fees

     The aggregate fees billed by BDO Seidman for audit-related services rendered for accounting consultations for the fiscal year ended December 31, 2003 were approximately $13,000. The aggregate fees billed by BDO Seidman for audit-related services rendered for accounting consultations for the fiscal year ended December 31, 2002 were approximately $11,000.

Tax Fees

     The aggregate fees billed by BDO Seidman for tax services rendered for the fiscal year ended December 31, 2003 were approximately $28,000 for federal and state tax reviews and consulting services. The aggregate fees billed by BDO Seidman for tax services rendered for the fiscal year ended December 31, 2002 were approximately $71,000 for federal and state tax reviews and consulting services.

All Other Fees

     BDO Seidman did not render any other services, other than the services described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the fiscal year ended December 31, 2003 or for the fiscal year ended December 31, 2002.

     The Company’s audit committee has established a policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. The policy requires the specific pre-approval of all permitted services. When considering the pre-approval of non-audit services, the audit committee considers whether the provision of such non-audit service is consistent with the auditor’s independence and the Securities and Exchange Commission rules regarding auditor independence. Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with the Company’s business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance the Company’s ability to manage or control risk or improve audit quality or would otherwise be beneficial to the Company.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on the Company’s behalf by the undersigned, thereunto duly authorized.

SYSTEMONE TECHNOLOGIES INC.
Dated: April 29, 2004	By:	/s/ PAUL I. MANSUR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEVEN M. HEALY
Director of Finance and Administration