Form 10QSB
period 2004-03-31
SYSTEMONE TECHNOLOGIES INC
filed 2004-05-14
CIK 934851

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The registrant had an aggregate of 4,960,087 shares of its common stock, par value $.001 per share, outstanding as of the close of business on May 12, 2004.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

SYSTEMONE TECHNOLOGIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYSTEMONE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,652	$8,359
Receivables, net of allowance of $0	161	7
Inventories	2,147	1,745
Prepaid and other assets	270	386
Assets held for sale	39	39

Total current assets	9,269	10,536
Property and equipment, net	499	540
Other assets	89	197

Total assets	$9,857	$11,273

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,369	$1,165
Warranty accrual	236	241
Deferred revenue	49	64
Current installments of long-term debt and obligations under capital leases	107	31

Total current liabilities	1,761	1,501
Long-term debt	14,642	29,150
Warranty accrual, non-current	143	176

Total liabilities	16,546	30,827

Commitments and contingencies

Redeemable convertible preferred stock, $1.00 par value per share. Authorized 1,500,000 shares, 201,386 issued and outstanding (197,376 in 2003), at liquidation value	20,139	19,738
Less unamortized discount	(102)	(283)

Net redeemable convertible preferred stock	20,037	19,455

Stockholders’ deficit:
Common stock, $0.001 par value per share. Authorized 25,000,000 shares, issued and outstanding 4,960,087	5	5
Additional paid-in capital	20,723	20,723
Deficit	(47,454)	(59,737)

Total stockholders’ deficit	(26,726)	(39,009)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$9,857	$11,273

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
(In thousands, except share and per share data)

	March 31,	March 31,
	2004	2003
Revenue	$484	$5,624
Costs of goods sold	488	3,379

Gross (loss) profit	(4)	2,245

Operating expenses:
Selling, general and administrative	727	654
Research and development	94	97

Total operating expenses	821	751

Operating (loss) income	(825)	1,494

Other income (expense):
Safety-Kleen termination fee income	4,000	—
Gain on Notes repurchase	10,217	—
Interest expense	(356)	(798)
Interest income	14	119

Other income (expense), net	13,875	(679)

Income before income tax provision	13,050	815

Income tax provision	185	16

Net income	12,865	799

Dividends and accretion of discount on redeemable convertible preferred stock	(582)	(552)

Net income available to common shares	$12,283	$247

Basic net income per common share	$2.48	$.05

Diluted net income per common share	$1.14	$.04

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
(In thousands)

	March 31,	March 31,
	2004	2003
Cash flows provided by operating activities:
Net income	$12,865	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45	116
Amortization of debt issue costs	24	36
Interest accrued on convertible debt and amortization of note discounts	310	605
Gain on Notes repurchase	(10,217)	—
Changes in operating assets and liabilities:
Receivables	(154)	(1,270)
Inventories	(402)	(108)
Prepaid and other assets	30	97
Accounts payable and accrued expenses	204	397
Warranty accrual	(38)	(6)
Deferred revenue	(15)	(7)

Net cash provided by operating activities	2,652	659

Cash flows used in investing activities:
Purchase of equipment	(4)	(6)

Net cash used in investing activities	(4)	(6)

Cash flows used in financing activities:
Repayments of Subordinated Convertible Notes	(2,916)	—
Repayments of revolving credit loan	(1,435)	(529)
Repayments of capital lease obligations	(4)	(46)

Net cash used in financing activities	(4,355)	(575)

Net (decrease) increase in cash and cash equivalents	(1,707)	78

Cash and cash equivalents at beginning of period	8,359	505

Cash and cash equivalents at end of period	$6,652	$583

Supplemental disclosures:

Cash paid for interest	$3	$159

Non-cash financing and investing activities:
Acquisition of equipment through a capital lease	$—	$23

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company designs, manufactures and sells a full line of patented, self-contained, recycling industrial parts washers (the “SystemOne® Washers”), for use in the automotive, aviation, marine and general industrial repair markets. The Company has been awarded eleven patents for its products, which incorporate innovative, proprietary resource recovery and waste minimization technologies to distill contaminated solvents and yield pure solvent allowing cleaning solvents to be used, recycled and re-used perpetually, thus eliminating the need for costly and dangerous storage, transportation, and off-site processing of hazardous waste.

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

Shifting its strategy in late 2000, the Company appointed Safety-Kleen Systems, Inc., a wholly-owned subsidiary of Safety-Kleen Corp. (collectively, “Safety-Kleen”), the exclusive distributor for SystemOne® parts washers in the United States, Puerto Rico, Canada and Mexico (the “Territory”) under the Marketing and Distribution Agreement, dated November 14, 2000, as amended and restated as of March 8, 2001 (the “Exclusive Marketing Agreement”). This strategic shift allowed the Company to eliminate its entire national direct sales and service infrastructure permitting a significant reduction in the Company’s operating expenses. Also, during 2000 the Company’s operating subsidiary was merged with and into the Company and the Company changed its name to SystemOne Technologies Inc.

On September 30, 2003, the Company entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) with Safety-Kleen that, among other things, terminated the Exclusive Marketing Agreement. For more information regarding the termination of the Exclusive Marketing Agreement, its potential effect on the Company’s financial position, and management plans for the future see note 2 below. Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the federal securities rules and regulations promulgated by the Securities and

Exchange Commission for reporting on a Quarterly Report on Form 10-QSB. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

(2) LIQUIDITY AND OUTLOOK

On September 30, 2003, the Company entered into the Settlement Agreement with Safety-Kleen to terminate the Exclusive Marketing Agreement. The Settlement Agreement provides for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. Of this amount, the Company received $10 million during the fourth quarter of 2003 and the balance during the first quarter of 2004. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from any and all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity. (Approximately 3,750 units would have been shipped every quarter of 2004 under the Exclusive Marketing Agreement.)

Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort. To date the Company has communicated with approximately 300 potential distributors nationwide and estimates that approximately 170 distributors in this group may be qualified distributors for the Company’s products from which the Company anticipates appointing 30 to 40 distributors. Approximately 14 distributors have been appointed to date and the Company began shipping initial orders to its new distributors in the first quarter of 2004. Although there can be no assurance, the Company expects sales to increase progressively as its new distribution channels ramp up.

The Company entered into an agreement on February 15, 2003 to extend the maturity of the Company’s Senior Revolver from May 30, 2003 to May 30, 2005.

During March 2004, the Company repurchased and retired $13.5 million principal amount of its 8.25% Subordinated Convertible Note due December 31, 2005 (the “Notes”) for an aggregate purchase price of $2.9 million. The Company recognized a pre-tax gain of approximately $10.2 million in the first quarter of 2004 on the repurchase and retirement of these Notes. See note 8 for further discussion.

The Company believes that it has sufficient cash reserves to meet its operating cash requirements through 2005 prior to the maturity of the outstanding long term debt, in addition to the potential for additional borrowings under the Senior Revolver. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or purchased at a discount, significant amounts of cash would be required to repay long term debt, accrued interest and redeemable preferred stock as follows:

	DEBT PLUS INTEREST	PREFERRED STOCK		TOTAL
2004	396,448			396,448
2005	16,712,316			16,712,316
2006		23,618,000	*	23,618,000

Total	$17,108,764	$23,618,000		$40,726,764

*	Assuming no pre-payment in full of the Notes (as defined herein).

(3) STOCK BASED COMPENSATION

The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. For options granted under variable accounting, compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. No compensation cost has been recognized for options under the variable accounting provision because performance criteria have not yet been met. Compensation cost will be recognized if and when the performance criteria are met, based on the excess of the market price over the exercise price at that date.

If the Company determined compensation cost based on the fair value of the options at the grant date, the Company’s net income (loss) to common shares and basic and diluted net loss per common share would have reflected the pro forma amounts shown below:

FOR THE THREE MONTHS
ENDED MARCH 31,	2004	2003
Net income available to common shares:
As reported	$12,283	$247
Incremental compensation expense	(14)	(21)

As adjusted	$12,269	$226

Basic earnings per share:
As reported	$2.48	$.05
As adjusted	$2.47	$.05

Diluted earnings per share
As reported	$1.14	$.04
As adjusted	$1.14	$.04

(4) REVENUE RECOGNITION

The Company currently recognizes revenue at the time of shipment (F.O.B. plant) for the total sales price of each unit shipped.

Pursuant to the Exclusive Marketing Agreement, which was terminated in 2003, the price charged to Safety-Kleen was determined annually based on the actual manufacturing costs incurred during a specified three-month period of the previous year. Under the Exclusive Marketing Agreement, the price for each unit purchased by Safety-Kleen consisted of two components: a standard price payable on net 30-day terms from the date of shipment and a deferred price (approximately 12% of the total price) payable in equal installments over a 12-quarter period. The Company recognized revenue at the time of shipment (F.O.B. plant) for the total sales price, but applied a discount to reflect the present value of the 12 quarterly deferred price payments utilizing a discount rate of 14% which was the interest rate then paid on the Company’s Senior Revolver. In addition, the Company recognized imputed interest income over the discount period as the deferred portion of the purchase price was amortized over the scheduled payment period. The receivable related to the deferred portion of the purchase price and interest income recognized through September 30, 2003 was paid pursuant to the Settlement Agreement.

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $0 at March 31, 2004 and December 31, 2003. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

(5) BASIC AND DILUTED INCOME PER SHARE

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

The following reconciles the components of the earnings per share (EPS) computation (in thousands) for the three months ended March 31:

	2004			2003
(In thousands, except per	Income	Shares	Per-Share	Income (Loss)	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per common share:

Net income	$12,865	4,960		$799	4,881
Dividends on Redeemable Convertible Preferred stock	(582)			(552)

Net income applicable to common shareholders	$12,283	4,960	$2.48	$247	4,881	$.05

Effect of dilutive securities:

Warrants	—	740		—	847
Preferred Stock C	222	2,830		—	—
Preferred Stock B	172	1,600		—	—
Preferred Stock D	188	784		—	—
Subordinated Convertible Note	199	580		—	—

Net income applicable to common shareholders plus assumed conversions	$13,064	11,494	$1.14	$247	5,728	$.04

As of March 31, 2004, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750, 1,250, 942,858 and 571,428 shares of common stock at exercise prices of $19.50, $11.50, $3.50 and $3.50 per share, respectively, and (ii) options to purchase 421,328 shares of common stock at exercise prices ranging from $1.00 to $19.50.

As of March 31, 2003, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750, 1,250, 942,858, 571,428 and 1,134,615 shares of common stock at exercise prices of $19.50, $11.50, $3.50, $3.50 and $3.50 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible into 1,476,352, 2,616,154, 723,273 and 1,333,927 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 533,716 shares of common stock at exercise prices ranging from $2.50 to $19.50.

(6) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards (“NOLs”) is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full. The current income tax provision of $185,000 represents the Company’s estimated federal Alternative Minimum Tax (“AMT”) liability on pre-tax income for the first quarter, after considering the utilization of NOL’s.

(7) PRODUCT WARRANTY

The Company generally warrants that its products will be free of material defects during the three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 22-month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products are offered with a one-year limited warranty.

The table below sets forth warranty accrual activity during the three-month periods ended March 31:

	2004	2003
Beginning balance	$417,000	$674,000
Warranty provision	3,000	122,000
Warranty payments	(41,000)	(128,000)

Ending balance	$379,000	$668,000

(8) REPURCHASE OF SUBORDINATED CONVERTIBLE NOTES

Early in the first quarter, based on then existing plans and estimates and taking into account the expected investment necessary to rebuild the Company’s marketing and sales distribution system, management allocated approximately $5 million of available cash to reduce and retire certain indebtedness of the Company, which as of December 31, 2003, included $23,155,512 principal amount of the Notes and $4,893,348 of the Promissory Notes due December 31, 2005 (the “Secured Notes”), including accrued interest. Although the Notes are subordinated to the Company’s outstanding Secured Notes, the holders of the Secured Notes consented to the Company’s purchase of the Notes before repaying the Secured Notes.

On March 15, 2004, the Company repurchased and retired $13,500,000 principal amount of the Notes for an aggregate purchase price of $2,916,000. The Company recognized a pre-tax gain of $10,217,000 in the first quarter of 2004 on the repurchase and retirement of the Notes. The pre-tax gain was reduced by direct incremental costs, including legal fees, amounting to $86,000, deferred loan costs of $84,000 and unamortized discounts of $197,000 attributable to the Notes. The Company has determined to defer further prepayment of other indebtedness until it can evaluate the effectiveness of the ongoing efforts to generate sales.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46 Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if (i) the variable interest entity was created before February 1, 2003 and (ii) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company’s financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company’s financial position or results of operations.

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

(10) CONTINGENCY

On or about October 17, 2003, the Company, along with Safety-Kleen, was sued in the Court of Common Pleas for Beaver County, Pennsylvania, by plaintiff Sirota’s Machine Company, Inc. The plaintiff seeks damages in the amount of approximately $335,000 resulting from a fire that the plaintiff claims was caused by a SystemOne® parts washer. Based upon an initial investigation by the Company’s insurance carrier, the Company believes that the claim is without merit and anticipates that its insurance carrier will aggressively defend the claim. Accordingly, the Company currently anticipates that this case will not have a material adverse effect on the Company’s financial position or its results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere in this 10-QSB and the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.

GENERAL AND RECENT DEVELOPMENTS

From January 2001 until October 2003, 100 percent of the Company’s revenue was generated by Safety-Kleen under the Exclusive Marketing Agreement. The Exclusive Marketing Agreement was terminated pursuant to the Settlement Agreement which provided for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. The entire $14 million was received by March 31, 2004. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity.

Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort. To date the Company has communicated with approximately 300 potential distributors nationwide and estimates that approximately 170 distributors in this group may be qualified distributors for the Company’s products from which the Company anticipates appointing 30 to 40 distributors. Approximately 14 distributors have been appointed to date and the Company began shipping initial orders to its new distributors in the first quarter of 2004. Although there can be no assurance, the Company expects sales to grow progressively as its new distribution channels ramp up.

The distribution agreements with newly appointed distributors are non-exclusive and require minimum initial orders of ten units. Distributors take title to the inventory upon shipment (FOB plant) and the Company does not accept returned goods. Pricing is based on the Company’s standard national price list for both its SystemOne branded products and private label. The Company provides a one-year parts only warranty and distributors are responsible for all warranty labor on the equipment.

During the first quarter of 2004, the Company paid off its Senior Revolver and repurchased and retired $13.5 million principal amount of the Notes for an aggregate purchase price of $2.9 million. The Company recognized a pre-tax gain of approximately $10.2 million in the first quarter of 2004 on the repurchase and retirement of the Notes. Although management had allocated $5 million to the prepayment of indebtedness, including the Notes, management has determined to defer additional prepayments until it can evaluate the effectiveness of its efforts to generate sales.

CRITICAL ACCOUNTING POLICIES

Management believes the following policies are critical to an understanding of the Company’s financial statements. These policies have been discussed with the audit committee.

REVENUE RECOGNITION

The Company currently recognizes revenue at the time of shipment (F.O.B. plant) for the total sales price of each unit shipped.

Pursuant to the Exclusive Marketing Agreement, which was terminated in 2003, the price charged to Safety-Kleen was determined annually based on the actual manufacturing costs incurred during a specified three month period of the previous year. Under the Exclusive Marketing Agreement, the price for each unit purchased by Safety-Kleen consisted of two components: a standard price payable on net 30-day terms from the date of shipment and a deferred price (approximately 12% of the total price) payable in equal installments over a 12-quarter period. The Company recognized revenue at the time of shipment (F.O.B. plant) for the total sales price, but applied a discount to reflect the present value of the 12 quarterly deferred price payments utilizing a discount rate of 14% which was the interest rate then paid on the Company’s Senior Revolver. In addition, the Company recognized imputed interest income over the discount period as the deferred portion of the purchase price was amortized over the scheduled payment period. The receivable related to the deferred portion of the purchase price and interest income recognized through September 30, 2003 was paid pursuant to the Settlement Agreement.

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $0 at March 31, 2004 and December 31, 2003. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

PRODUCT WARRANTY

The Company generally warrants that its products will be free of material defects during the three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 22 month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products are offered with a one year limited warranty.

USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in United States of America. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003

The Company sold 138 SystemOne® general parts washers and six spray gun washers during the three months ended March 31, 2004 compared to 3,137 general parts washers during the same period in 2003. Revenues decreased by $5,140,000 or 91.4%, to $484,000 for the three months ended March 31, 2004 from $5,624,000 for the comparable period of 2003. The reduction resulted from the termination of the Exclusive Marketing Agreement effective October 1, 2003. The decrease in volume was partially offset by a price increase of approximately $333 per parts washer or 19.2%. Sales during 2003 were entirely to Safety-Kleen while there were no sales to Safety-Kleen during the first quarter of 2004. Sales are expected to remain significantly less than in prior quarters due to termination of the Exclusive Marketing Agreement while the Company develops and ramps up its new distribution network. The Company sold 40 SystemOne® General Parts Washers and two Spray Gun Washers in April of 2004. Although there can be no assurance, the Company expects sales to grow progressively as its new distribution channels ramp up.

Gross margin as a percentage of sales was negative 0.8% for the three months ended March 31, 2004 and 39.9% for the three months ended March 31, 2003. The significant reduction is due to higher labor and plant overhead cost per unit due to decreased production volume. Additionally, the reduction in production volume resulted in idle capacity of labor and overhead of approximately $235,000 that increased cost of sales.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $727,000 an increase of $73,000 or 11.2% compared to selling, general and administrative expenses of $654,000 for the three months ended March 31, 2003. The increase is primarily attributable to an increase in selling expenses, including advertising, printing, promotional and travel expenses, of approximately $77,000 as a result of the Company’s transition from single customer distribution to multiple distribution channels. Management expects general and administrative expenses to decrease in the second quarter of 2004 compared to the second quarter of 2003 due to increased costs incurred in 2003 relating to the Repair Agreement and selling expenses to increase from the same quarter in the prior year in connection with developing its new distribution channels.

Research and development expenses decreased by $3,000 from $97,000 for the three months ended March 31, 2003 to $94,000 for the three months ended March 31, 2004. The decrease is due primarily to decreased expenditures relating to the development of the Company’s new SystemOne® Spray Gun Washer in 2003. The Company has sold six spray gun washers to distributors in the three months ended March 31, 2004. The decrease is offset by an increase in wages for the Company’s engineering staff. For the second quarter of 2004, the Company expects research and development expenditures to be approximately the same amount as during the same period in 2003.

The Company reported an operating loss of $825,000 for the three months ended March 31, 2004 compared to an operating profit of $1,494,000 for the comparable period in 2003. The decrease of $2,319,000 was due primarily to the termination of the Exclusive Marketing Agreement effective October 1, 2003 and the resulting reductions in units sold.

Of the $14 million fee payable by Safety-Kleen relating to the termination of the Exclusive Marketing Agreement, $10 million was received by the Company and recognized in the fourth quarter of 2003. Because the termination fee was considered a gain contingency, only the portion of the gain that had been received in cash as of December 31, 2003 in excess of the receivable due from Safety-Kleen for the deferred portion of the sales price, was recognized as a gain in fiscal year 2003. The remainder of the termination fee of approximately $4 million has been recognized as other income in the first quarter of 2004.

On March 15, 2004, the Company repurchased and retired $13,500,000 principal amount of the Notes for an aggregate purchase price of $2,916,000. The Company recognized a pre-tax gain of $10,217,000 in the first quarter of 2004 on the repurchase and retirement of the Notes. The pre-tax gain was reduced by direct incremental costs, including legal fees, amounting to $86,000, deferred loan costs of $84,000 and unamortized discounts of $197,000 attributable to the Notes.

Interest expense for the three months ended March 31, 2004 was $356,000, a decrease of $442,000 or 55.4% compared to interest expense of $798,000 for the three months ended March 31, 2003. The decrease in interest expense is due to (i) repurchasing and retiring the Notes described above, (ii) repaying the outstanding balance of the Senior Revolver in January 2004 and (iii) fully amortizing in May 2003 debt issue costs associated with the Senior Revolver. The retirement of the Notes discussed above yielded interest savings of approximately $278,000 for the first quarter of 2004 and will yield savings of approximately $1,126,000 for fiscal year 2004.

Interest income decreased $105,000 from $119,000 in the first quarter of 2003 to $14,000 in the first quarter of 2004. No interest income was recognized on the deferred portion of the sales price in the first quarter of 2004 as a result of the termination of the Exclusive Marketing Agreement in 2003, however, nominal interest income was recognized from invested cash on hand.

The provision for income tax increased $169,000 from $16,000 in the first quarter of 2003 to $185,000 in the first quarter of 2004. The increase is attributable to the Company’s estimated first quarter AMT liability, against its reported pre-tax income, including the gain on retirement of the Notes. The Company continues to provide for a full valuation allowance against its deferred tax assets, including net operating loss carryforwards and AMT credits due to the uncertainty of future profitability.

Dividends on redeemable convertible preferred stock increased by $30,000 or 5.4% to $582,000 for the three months ended March 31, 2004 from $552,000 for the comparable period of 2003. The increase is due to the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

The Company reported net income attributable to common shares of $12,283,000 for the three months ended March 31, 2004, an increase of $12,036,000 compared to net income attributable to common shares of $247,000 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2004 increased by $1,993,000 to $2,652,000 compared to net cash provided by operating activities of $659,000 for the three months ended March 31, 2003. The pre-tax gain of $10,217,000 on the repurchase of the Notes was a non-cash item. Accordingly, the increase in net cash from operating activities is primarily attributable to the $4,000,000 termination payment received from Safety-Kleen and reductions in the cost of goods sold and interest expense, partially offset by an increase in selling, general and administrative expenses for the three months ended March 31, 2004, as more fully discussed above. Cash provided by operating activities also includes an increase in accounts payable and accrued expenses of $204,000 attributable to the Company’s first quarter estimated tax liability, and a decrease in prepaid expenses and other assets of $116,000 primarily attributable to amortization of prepaid insurance in the first quarter of 2004. The increase is partially offset by an increase in receivables of $154,000 and an increase in inventories of $402,000. The increase in receivables is due to Safety-Kleen paying substantially all of its outstanding receivables in the fourth quarter of 2003 and the commencement of sales to new customers during the first quarter of 2004. The increase in inventories is largely due to accepting raw material inventory ordered prior to the termination of the Exclusive Marketing Agreement.

Net cash used in investing activities for the three months ended March 31, 2004 was $4,000, a decrease of $2,000, compared to $6,000 for equipment purchases during the comparable period of the prior year. The Company purchased manufacturing equipment totaling approximately $23,000 through a capital lease during the quarter ended March 31, 2003.

Net cash used in financing activities for the three months ended March 31, 2004 was $4,355,000 compared to net cash used in financing activities of $575,000 for the three months ended March 31, 2003. During 2004, $2,916,000 was used to repurchase and retire the Notes and $1,435,000 was used in repaying the outstanding balance of the Senior Revolver. These early retirements were offset by lower repayments of capital lease obligations due to several leases being paid off in 2003.

At March 31, 2004, the Company had working capital of $7,508,000 and cash and cash equivalents of $6,652,000, compared to working capital of $9,035,000 and cash and cash equivalents of $8,359,000 at December 31, 2003. The decrease in working capital is primarily due to the use of cash to repurchase and retire the Notes, to repay the outstanding balance of the Senior Revolver and to sustain operations during the first quarter of 2004. The decrease in working capital is offset in part by the increase in receivables and inventories discussed above.

The Company’s material short-term financial commitments are obligations to make (i) lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $40,000 per month), (ii) installment payments for financed manufacturing equipment (approximately $1,000 per month), and (iii) interest payments on the portion of the Notes which require cash interest payments (approximately $32,000 per month). Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares of such series.

Recently, the Company’s primary sources of cash were amounts collected from the Safety-Kleen Termination agreement, which have now ended. Going forward, any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company’s results of operations, cash flows and financial condition. If the Company’s current cash resources, together with any future sales revenue and other available capital resources are insufficient to fund the Company’s transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. The Senior Revolver provides the Company with a revolving line of credit. Pursuant to the Senior Revolver the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $3,000,000 or an amount based on the Company’s receivables and inventory. As of March 31, 2004, there was approximately $1,326,000 credit available on the Senior Revolver.

The Company believes that it has sufficient cash reserves to meet its operating cash requirements through 2005 prior to maturity of long term debt, in addition to the potential for additional borrowings under the Senior Revolver. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or purchased at a discount, significant amounts of cash would be required to repay long term debt, accrued interest and redeemable preferred stock as follows:

	DEBT PLUS INTEREST	PREFERRED STOCK		TOTAL
2004	396,448			396,448
2005	16,712,316			16,712,316
2006		23,618,000	*	23,618,000

Total	$17,108,764	$23,618,000		$40,726,764

* Assuming no pre-payment in full of the remaining Notes.

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

The Company entered into an agreement on February 15, 2003 to extend the maturity of the Company’s Senior Revolver from May 30, 2003 to May 30, 2005.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet financing transactions in 2003 or to date in 2004.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding the development of a new distribution system for the Company’s products in light of the termination of the Exclusive Marketing Agreement and the sufficiency of the Company’s cash and financial resources to support the cost of developing such new distribution system as well as for its other ongoing liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward-looking statements. These factors include, without limitation, (i) increased competition, (ii) the sufficiency of the Company’s patents, (iii) the ability of the Company to manufacture its products on a cost effective basis, (iv) market acceptance of the Company’s products, (v) the effects of governmental regulation and (vi) the ability of the Company to obtain adequate financing to support its operational and marketing plans, (vii) the expansion of its sales support and (viii) future product development. Results actually achieved may differ materially from the expected results included in forward-looking statements as a result of these or other factors. In particular, the Company’s performance for the foreseeable future will be dependent on, among other things, (i) the ability to enter into satisfactory arrangements with distributors and other resellers of the Company’s parts washers, (ii) the ability of the Company and any such distributors and resellers to penetrate the market for parts washers and to offer the SystemOne® Washers on commercial terms and prices that will be attractive to customers, (iii) the sufficiency of the Company’s current financial resources to sustain the Company’s operations pending the development of a new distribution system and continued sales revenue, (iv) the ability of the Company to successfully market and sell its products in international markets and (v) the ability of the Company to commercialize new products under development.

Item 3. Controls and Procedures

Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Quarterly Report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Director of Finance and Administration / Principal Financial Officer (“PFO”). Rules adopted by the Securities Exchange Commission require that in this section of the Quarterly Report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company’s Disclosure Controls based on and as of the date of the Controls Evaluation.

CEO and PFO Certifications. Appearing as Exhibits 31.1 and 31.2 to this Quarterly Report are “Certifications” of the CEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of this Quarterly Report contains the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including, without limitation, the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. The Company’s management, including, without limitation, the CEO and PFO, does not expect that the Company’s Disclosure Controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by (i) the individual acts of certain persons, (ii) the collusion of two or more people or (iii) management override of the controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As such, over time controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Scope of the Controls Evaluation. The CEO/PFO evaluation of the Company’s Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company’s Disclosure Controls and to make modifications, as necessary. In this regard, the Company’s intent is that the Disclosure Controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and PFO have concluded, subject to the limitations noted above, that as of the end of the period covered by this Quarterly Report, our Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 10 of the Condensed Financial Statements which is incorporated herein by reference.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

(1)	The Registrant filed a Current Report on Form 8-K, dated February 13, 2004, with the Securities and Exchange Commission pursuant to Item 9.

(2)	The Registrant filed a Current Report on Form 8-K, dated March 31, 2004, with the Securities and Exchange Commission pursuant to Items 7 and 12.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SystemOne Technologies Inc.
Date: May 14, 2004	/s/ Paul I. Mansur
PAUL I. MANSUR
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2004	/s/ Steven M. Healy
STEVEN M. HEALY
Director of Finance and Administration (Principal Financial Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Director of Finance and Administration (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.