Form 10QSB
period 2004-06-30
SYSTEMONE TECHNOLOGIES INC
filed 2004-08-09
CIK 934851

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The registrant had an aggregate of 4,960,087 shares of its common stock, par value $.001 per share, outstanding as of the close of business on August 3, 2004.

Transitional Small Business Disclosure Format (check one):   YES ☐     NO ☑

SYSTEMONE TECHNOLOGIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYSTEMONE TECHNOLOGIES INC.
CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,253	$8,359
Receivables, net of allowance of $2 and $0	136	7
Inventories	2,350	1,745
Prepaid and other assets	194	386
Assets held for sale	39	39

Total current assets	7,972	10,536
Property and equipment, net	453	540
Other assets	76	197

Total assets	$8,501	$11,273

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,163	$1,165
Warranty accrual	210	241
Deferred revenue	36	64
Current installments of long-term debt and obligations under capital leases	8	31

Total current liabilities	1,417	1,501
Long-term debt	14,874	29,150
Warranty accrual, non-current	101	176

Total liabilities	16,392	30,827

Commitments and contingencies
Redeemable convertible preferred stock, $1.00 par value per share. Authorized 1,500,000 shares, 205,396 issued and outstanding (197,376 in 2003), at liquidation value	20,540	19,738
Less unamortized discount	—	(283)

Net redeemable convertible preferred stock	20,540	19,455

Stockholders’ deficit:
Common stock, $0.001 par value per share. Authorized 25,000,000 shares, issued and outstanding 4,960,087	5	5
Additional paid-in capital	20,723	20,723
Deficit	(49,159)	(59,737)

Total stockholders’ deficit	(28,431)	(39,009)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$8,501	$11,273

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue	$358	$5,686	$842	$11,310
Cost of goods sold	335	3,498	823	6,877

Gross profit	23	2,188	19	4,433

Operating expenses:
Selling, general and administrative	811	789	1,538	1,443
Research and development	109	94	203	191

Total operating expenses	920	883	1,741	1,634

Operating (loss) income	(897)	1,305	(1,722)	2,799

Other (expense) income:
Safety-Kleen termination fee income	—	—	4,000	—
Gain on Notes repurchase	—	—	10,217	—
Interest expense	(341)	(772)	(697)	(1,570)
Interest income	11	131	25	250

Other (expense) income, net	(330)	(641)	13,545	(1,320)

(Loss) income before income tax provision	(1,227)	664	11,823	1,479

Income tax benefit (provision)	25	(17)	(160)	(33)

Net (loss) income	(1,202)	647	11,663	1,446
Dividends and accretion of discount on redeemable convertible preferred stock	(503)	(551)	(1,085)	(1,103)

Net (loss) income available to common shares	$(1,705)	$96	$10,578	$343

Basic net (loss) income per common share	$(.34)	$.02	$2.13	$.07

Diluted net (loss) income per common share	$(.34)	$.02	$1.04	$.06

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(In thousands)

	June 30,	June 30,
	2004	2003
Cash flows provided by operating activities:
Net income	$11,663	$1,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85	223
Amortization of debt issue costs	37	70
Interest accrued on convertible debt and amortization of note discounts	446	799
Gain on Notes repurchase	(10,217)	—
Changes in operating assets and liabilities:
Receivables	(129)	(1,187)
Inventories	(605)	(216)
Prepaid and other assets	106	139
Accounts payable and accrued expenses	(2)	499
Warranty accrual	(106)	144
Deferred revenue	(28)	(17)

Net cash provided by operating activities	1,250	1,900

Cash flows provided by (used in) investing activities:
Purchase of equipment	(5)	(21)
Return of equipment	7	—

Net cash provided by (used in) investing activities	2	(21)

Cash flows used in financing activities:
Repayments of Subordinated Convertible Notes	(2,916)	—
Repayments of revolving credit loan	(1,435)	(1,282)
Repayments of capital lease obligations	(7)	(93)

Net cash used in financing activities	(4,358)	(1,375)

Net (decrease) increase in cash and cash equivalents	(3,106)	504
Cash and cash equivalents at beginning of period	8,359	505

Cash and cash equivalents at end of period	$5,253	$1,009

Supplemental disclosures:
Cash paid for interest	$194	$705

Non-cash financing and investing activities:
Acquisition of equipment through a capital lease	$—	$23

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

On September 30, 2003, the Company entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) with Safety-Kleen that, among other things, terminated the Exclusive Marketing Agreement. For more information regarding the termination of the Exclusive Marketing Agreement, its potential effect on the Company’s financial position, and management’s plans for the future see note 2 below. Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and is currently undertaking that effort.

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

(2) LIQUIDITY AND OUTLOOK

On September 30, 2003, the Company entered into the Settlement Agreement with Safety-Kleen to terminate the Exclusive Marketing Agreement. The Settlement Agreement provided for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. Of this amount, the Company received $10 million during the fourth quarter of 2003 and the balance during the first quarter of 2004. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from any and all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity. (Approximately 3,750 units would have been shipped every quarter of 2004 under the Exclusive Marketing Agreement.)

Because Safety-Kleen was the Company’s only customer, the Company began undertaking the development of new third party distribution channels for its products in January. To date the Company has identified and communicated with 389 potential distributors nationwide from which the Company anticipates appointing approximately 40-50 distributors. Approximately 18 distributors have been appointed to date and the Company expects to continue with the appointment of new distributors through the end of the year. Although there can be no assurance, the Company believes that sales should increase in the last two quarters of 2004 as its new distribution channels ramp up.

During March 2004, the Company repurchased and retired $13.5 million principal amount of its 8.25% Subordinated Convertible Note due December 31, 2005 (the “Notes”) for an aggregate purchase price of $2.9 million. The Company recognized a pre-tax gain of approximately $10.2 million in the first quarter of 2004 on the repurchase and retirement of these Notes. See note 8 for further discussion.

During June 2004 the Company laid off seven employees and reduced the salaries of several others, including executive management, in order to conserve cash and streamline corporate operations and administration. The Company recognized expense of approximately $65,000 in the three months ended June 30, 2004 in relation to the severance and benefits continuation granted to the seven employees. In addition, manufacturing labor hours were reduced by 20% pending improvement in the level of unit sales. The savings resulting from these cost reduction efforts is estimated at $700,000 annually. However, should the Company’s sales increase, there might be the need to replace certain of these individuals. Further, management expects consulting expenses to increase in 2005 as a result of the implementation of Section 404 of the Sarbanes-Oxley Act.

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

	DEBT PLUS INTEREST	PREFERRED STOCK		TOTAL
2004	197,811			197,811
2005	16,712,316			16,712,316
2006		23,618,000	*	23,618,000

Total	$16,910,127	$23,618,000		$40,528,127

*	Assuming no pre-payment in full of the Notes (as defined herein).

Based on current plans and projections, it is unlikely that the Company will generate sufficient internal cash flow to repay its long term debt and redeem its preferred stock in a timely fashion in 2005 and 2006. Accordingly, the Company anticipates that it will be necessary to refinance such obligations through additional debt or equity financings. There can be no assurance that the Company’s current efforts to rebuild its distribution system will generate a sufficient level of financial performance and cash flow necessary to permit such refinancing on acceptable terms nor can there be any assurance that any such refinancing would be available at all. In addition, if the Company’s efforts to increase its sales is unsuccessful or requires more time and expense than currently anticipated, the Company could be required to further reduce its operating costs.

As a result of the Company’s termination of its relationship with Safety-Kleen, its significant indebtedness and stockholder’s deficiency, the audit report accompanying its financial statements as of and for the year ended December 31, 2003 notes that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Per share weighted-average fair value on the date of grant of stock options granted during 2003 ranged from $.28 to $.47 and was $1.17 in 2002; using the Black-Scholes option pricing model with the following assumptions: 2003-expected dividend yield of zero percent, risk-free interest rate of 5.07 percent, expected life of seven years and a volatility ranging from 58.6 to 166.1 percent; 2002-expected dividend yield of zero percent, risk-free interest of 4.78 percent, expected life of seven years and a volatility rate of 86.6 percent.

If the Company determined compensation cost based on the fair value of the options at the grant date, the Company’s net income (loss) to common shares and basic and diluted net loss per common share would have reflected the pro forma amounts shown below:

FOR THE THREE MONTHS ENDED JUNE 30,	2004	2003

Net (loss) income available to common shares:
As reported	$(1,705)	$96
Incremental compensation expense	(14)	(21)

As adjusted	$(1,719)	$75

Basic (loss) earnings per share:
As reported	$(.34)	$.02
As adjusted	$(.35)	$.02
Diluted (loss) earnings per share
As reported	$(.34)	$.02
As adjusted	$(.35)	$.01

FOR THE SIX MONTHS ENDED JUNE 30,	2004	2003

Net income available to common shares:
As reported	$10,578	$343
Incremental compensation expense	(28)	(43)

As adjusted	$10,550	$300

Basic earnings per share:
As reported	$2.13	$.07
As adjusted	$2.13	$.06
Diluted earnings per share
As reported	$1.04	$.06
As adjusted	$1.04	$.05

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

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $2,000 at June 30, 2004 and $0 at December 31, 2003. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

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

The following reconciles the components of the earnings per share (EPS) computation (in thousands) for the three months ended June 30:

	2004			2003
(In thousands, except per	Income	Shares	Per-Share	Income (Loss)	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per common share:
Net (loss) income	$(1,202)	4,960		$647	4,945
Dividends on Redeemable Convertible Preferred Stock	(503)			(551)

Net (loss) income applicable to common shareholders	$(1,705)	4,960	$(.34)	$96	4,945	$.02
Effect of dilutive securities:
Warrants	—	—		—	782

Net (loss) income applicable to common shareholders plus assumed conversions	$(1,705)	4,960	$(.34)	$96	5,727	$.02

The following reconciles the components of the earnings per share (EPS) computation (in thousands) for the six months ended June 30:

	2004			2003
(In thousands, except per	Income	Shares	Per-Share	Income (Loss)	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per common share:
Net income	$11,663	4,960		$1,446	4,913
Dividends on Redeemable Convertible Preferred Stock	(1,085)			(1,103)

Net income applicable to common shareholders	$10,578	4,960	$2.13	$343	4,913	$.07
Effect of dilutive securities:
Warrants	—	742		—	814
Preferred Stock C	436	2,885		—	—
Preferred Stock B	337	1,633		—	—
Preferred Stock D	312	800		—	—
Subordinated Convertible Notes	398	580		—	—

Net income applicable to common shareholders plus assumed conversions	$12,061	11,600	$1.04	$343	5,727	$.06

For the three months ended June 30, 2004, the following were outstanding, but were not included in the computation of diluted income per share because they are antidilutive due to the

Company’s loss: (i) warrants to purchase 29,750, 1,250, 942,858, 571,428 and 779,687 shares of common stock at exercise prices of $19.50, $11.50, $3.50, $3.50 and $0.01 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible into 1,632,628, 2,885,314, 800,086 and 580,179 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 407,328 shares of common stock at exercise prices ranging from $1.00 to $19.50.

For the three months ended June 30, 2003, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750, 1,250, 942,858, 571,428 and 1,134,615 shares of common stock at exercise prices of $19.50, $11.50, $3.50, $3.50 and $3.50 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible into 1,505,833, 2,667,629, 737,943 and 1,327,462 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 533,716 shares of common stock at exercise prices ranging from $2.50 to $19.50.

For the six months ended June 30, 2004, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750, 1,250, 942,858 and 571,428 shares of common stock at exercise prices of $19.50, $11.50, $3.50 and $3.50 per share, respectively, and (ii) options to purchase 407,328 shares of common stock at exercise prices ranging from $1.00 to $19.50.

For the six months ended June 30, 2003, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750, 1,250, 942,858, 571,428 and 1,134,615 shares of common stock at exercise prices of $19.50, $11.50, $3.50, $3.50 and $3.50 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible into 1,505,833, 2,667,629, 737,943 and 1,327,462 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 533,716 shares of common stock at exercise prices ranging from $2.50 to $19.50.

(6) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards (“NOLs”) is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full. The current income tax provision of $160,000 represents the Company’s estimated federal Alternative Minimum Tax (“AMT”) liability on pre-tax income for the first six months ended June 30, 2004, after considering the utilization of NOL’s. The Company recognized a pre-tax loss for the three months ended June 30, 2004 and the decreased income tax provision reflects the benefit recognized during this period.

(7) PRODUCT WARRANTY

Prior to 2004, the Company generally warranted that its products would be free of material defects during a three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 25-month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products are offered with a one-year parts only limited warranty.

The table below sets forth warranty accrual activity during the six month periods ended June 30:

	2004	2003
Beginning balance	$417,000	$674,000
Warranty provision	5,000	341,000
Warranty payments	(111,000)	(197,000)

Ending balance	$311,000	$818,000

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

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company’s financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October

29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company’s financial position, liquidity or results of operations.

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

GENERAL AND RECENT DEVELOPMENTS

From January 2001 until October 2003, the Company’s revenue was generated entirely by sales to Safety-Kleen under the Exclusive Marketing Agreement. The Exclusive Marketing Agreement was terminated pursuant to the Settlement Agreement which provided for a total payment of $14 million to the Company, consisting of a termination fee and a lump sum payment of the accumulated deferred price on the approximately 30,000 parts washer units shipped to Safety-Kleen under the Exclusive Marketing Agreement prior to its termination. The entire $14 million was received by March 31, 2004. In addition, the Settlement Agreement (i) canceled all remaining purchase commitments under the Exclusive Marketing Agreement, effective as of October 1, 2003, (ii) settled all disputes regarding the Exclusive Marketing Agreement, and (iii) released the parties from all claims that each may have against the other. Safety-Kleen was also given the right (but not the obligation) in 2005 to purchase the lesser of up to 3,000 parts washer units or one-sixth of the Company’s then annual production capacity.

Because Safety-Kleen was the Company’s only customer, the Company began undertaking the development of new third party distribution channels for its products in January. To date the Company has identified and communicated with 389 potential distributors nationwide from which the Company anticipates appointing approximately 40-50 distributors. Approximately 18 distributors have been appointed to date and the Company expects to continue with the appointment of new distributors through the end of the year. Although there can be no assurance, the Company believes that sales should increase in the last two quarters of 2004 as its new distribution channels ramp up.

The distribution agreements with newly appointed distributors are non-exclusive and require minimum initial orders of ten units. Distributors take title to the inventory upon shipment (FOB plant) and the Company does not accept returned goods. Pricing is based on the Company’s standard national price list for both its SystemOne branded and private label products. The Company provides a one-year parts only warranty and distributors are responsible for all warranty labor on the equipment.

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

During June 2004 the Company laid off seven employees and reduced the salaries of several others, including executive management, in order to conserve cash and streamline corporate operations and administration. The Company recognized expense of approximately $65,000 in the three months ended June 30, 2004 in relation to the severance and benefits continuation granted to the seven employees. In addition, manufacturing labor hours were reduced by 20% pending improvement in the level of unit sales. The savings resulting from these cost reduction efforts is estimated at $700,000 annually. However, should the Company’s sales increase, there might be the need to replace certain of these individuals. Further, management expects consulting expenses to increase in 2005 as a result of the implementation of Section 404 of the Sarbanes-Oxley Act.

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

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $2,000 at June 30, 2004 and $0 at December 31, 2003. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

PRODUCT WARRANTY

Prior to 2004, the Company generally warranted that its products would be free of material defects during a three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 25 month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products are offered with a one year parts only limited warranty.

USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in United States of America. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003

The Company sold 110 SystemOne® general parts washers and three spray gun washers during the three months ended June 30, 2004 compared to 3,129 general parts washers during the same period in 2003. Revenues decreased by $5,328,000, or 93.7%, to $358,000 for the three months ended June 30, 2004 from $5,686,000 for the comparable period of 2003. The reduction resulted from the termination of the Exclusive Marketing Agreement effective October 1, 2003. The decrease in volume was partially offset by a price increase of approximately $333 per parts washer or 19.2%. Sales during 2003 were entirely to Safety-Kleen while there were no sales to Safety-Kleen during the second quarter of 2004. Sales are expected to remain significantly less than in prior year periods due to the termination of the Exclusive Marketing Agreement while the Company develops and ramps up its new distribution network. The Company sold 128 SystemOne® General Parts Washers and one Spray Gun Washer in July of 2004. Although there can be no assurance, the Company believes that sales should grow as its new distribution channels ramp up.

Gross margin as a percentage of sales was 6.4% for the three months ended June 30, 2004 and 38.5% for the three months ended June 30, 2003. The significant reduction is due to higher labor and plant overhead cost per unit due to decreased production volume. Additionally, the reduction in production volume resulted in idle capacity of labor and overhead of approximately $167,000 that increased cost of sales.

Selling, general and administrative expenses for the three months ended June 30, 2004 were $811,000, an increase of $22,000 or 2.8% compared to selling, general and administrative expenses of $789,000 for the three months ended June 30, 2003. The increase is primarily attributable to an increase in selling expenses, including advertising, printing, promotional and travel expenses, of approximately $96,000 resulting from the Company’s transition from a single customer distribution to multiple distribution channels. The increase is offset by a decrease in legal fees of approximately $100,000 in connection with negotiating and implementing the Repair Agreement in 2003. Management expects general and administrative expenses to decrease in 2004 when compared to 2003 due to a reduction in wages and salaries resulting from the layoffs and salary reductions discussed above and a decrease in costs incurred in the prior year relating to the Repair Agreement. Selling expenses are expected to increase as compared to prior year periods in connection with the Company developing its new distribution channels.

Research and development expenses increased by $15,000 from $94,000 for the three months ended June 30, 2003 to $109,000 for the three months ended June 30, 2004. The increase is due primarily to an increase in wages for the Company’s engineering staff offset by decreased expenditures relating to the development of the Company’s new SystemOne® Spray Gun Washer in 2003. The Company has sold three spray gun washers to distributors in the three months ended June 30, 2004. For the third quarter of 2004, the Company expects research and development expenditures to decrease when compared to the same period in 2003 as a result of the layoffs and salary reductions discussed above.

The Company reported an operating loss of $897,000 for the three months ended June 30, 2004 compared to an operating profit of $1,305,000 for the comparable period in 2003. The decrease of $2,202,000 was due primarily to the termination of the Exclusive Marketing Agreement effective October 1, 2003 and the resulting reductions in units sold.

Interest expense for the three months ended June 30, 2004 was $341,000, a decrease of $431,000 or 55.8% compared to interest expense of $772,000 for the three months ended June 30, 2003. The decrease in interest expense is due to (i) repurchasing and retiring the Notes described above, (ii) repaying the outstanding balance of the Senior Revolver in January 2004 and (iii) fully amortizing in May 2003 debt issue costs associated with the Senior Revolver. The retirement of the Notes discussed above yielded interest savings of approximately $278,000 for the second quarter of 2004 and will yield savings of approximately $1,126,000 for fiscal year 2004.

Interest income decreased $120,000 from $131,000 in the second quarter of 2003 to $11,000 in the second quarter of 2004. No interest income was recognized on the deferred portion of the sales price in the second quarter of 2004 as a result of the termination of the Exclusive Marketing Agreement in 2003. However, nominal interest income was recognized from invested cash on hand.

The Company recorded a benefit for income tax of $25,000 in the second quarter of 2004 as compared to a provision for income tax of $17,000 in the second quarter of 2003. The benefit is attributable to the Company recognizing a portion of its operating loss in the second quarter of 2004 to reduce its current year AMT liability. The Company continues to provide for a full valuation allowance against its deferred tax assets, including net operating loss carry-forwards and AMT credits due to the uncertainty of future profitability.

Dividends on redeemable convertible preferred stock decreased by $48,000 or 8.7% to $503,000 for the three months ended June 30, 2004 from $551,000 for the comparable period of 2003. The decrease is due to fully amortizing in May 2004 the discount on the redeemable convertible preferred stock. The decrease is offset by the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

The Company reported net loss attributable to common shares of $1,705,000 for the three months ended June 30, 2004, a decrease of $1,801,000 compared to net income attributable to common shares of $96,000 for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

The Company sold 248 SystemOne® general parts washers and nine spray gun washers during the six months ended June 30, 2004 compared to 6,266 general parts washers during the same period in 2003. Revenues decreased by $10,468,000 or 92.6% to $842,000 for the six months ended June 30, 2004 from $11,310,000 for the comparable period of 2003. The reduction resulted from the termination of the Exclusive Marketing Agreement effective October 1, 2003. The decrease in volume was partially offset by a price increase of approximately $333 per parts washer or 19.2%. Sales during 2003 were entirely to Safety-Kleen while there were no sales to Safety-Kleen during the six months ended June 30, 2004. Sales are expected to remain significantly less than in prior year periods due to the termination of the Exclusive Marketing Agreement while the Company develops and ramps up its new distribution network. The Company sold 128 SystemOne® General Parts Washers and one Spray Gun Washer in July of 2004. Although there can be no assurance, the Company believes that sales should grow as its new distribution channels ramp up.

Gross margin as a percentage of sales was 2.3% for the six months ended June 30, 2004 and 39.2% for the six months ended June 30, 2003. The significant reduction is due to higher labor and plant overhead cost per unit due to decreased production volume. Additionally, the reduction in production volume resulted in idle capacity of labor and overhead of approximately $401,000 that increased cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $1,538,000, an increase of $95,000 or 6.6% compared to selling, general and administrative expenses of $1,443,000 for the six months ended June 30, 2003. The increase is primarily attributable to an increase in selling expenses, including advertising, printing, promotional and travel expenses, of approximately $173,000 resulting from the Company’s transition from a single customer distribution to multiple distribution channels. The increase is offset by a decrease in legal fees of approximately $127,000 in connection with negotiating and implementing the Repair Agreement in 2003. Management expects general and administrative expenses to decrease in 2004 when compared to 2003 due to a reduction in wages and salaries resulting from the layoffs and salary reductions discussed above and a decrease in costs incurred in the prior year relating to the Repair Agreement. Selling expenses are expected to increase as compared to prior year periods in connection with the Company developing its new distribution channels.

Research and development expenses increased by $12,000 from $191,000 for the six months ended June 30, 2003 to $203,000 for the six months ended June 30, 2004. The increase is due primarily to an increase in wages for the Company’s engineering staff offset by decreased expenditures relating to the development of the Company’s new SystemOne® Spray Gun Washer in 2003. The Company has sold nine spray gun washers to distributors in the six months ended June 30, 2004. For the nine months ended September 30, 2004, the Company expects research and development expenditures to decrease when compared to the same period in 2003 as a result of the layoffs and salary reductions discussed above.

The Company reported an operating loss of $1,722,000 for the six months ended June 30, 2004 compared to an operating profit of $2,799,000 for the comparable period in 2003. The decrease of $4,521,000 was due primarily to the termination of the Exclusive Marketing Agreement effective October 1, 2003 and the resulting reductions in units sold.

Of the $14 million fee payable by Safety-Kleen relating to the termination of the Exclusive Marketing Agreement, $10 million was received by the Company and recognized in the fourth quarter of 2003. Because the termination fee was considered a gain contingency, only the portion of the gain that had been received in cash as of December 31, 2003 in excess of the receivable due from Safety-Kleen for the deferred portion of the sales price was recognized as a gain in fiscal year 2003. The remainder of the termination fee of approximately $4 million was recognized as other income in the first quarter of 2004.

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

Interest expense for the six months ended June 30, 2004 was $697,000, a decrease of $873,000 or 55.6%, compared to interest expense of $1,570,000 for the six months ended June 30, 2003. The decrease in interest expense is due to (i) repurchasing and retiring the Notes described above, (ii) repaying the outstanding balance of the Senior Revolver in January 2004 and (iii) fully amortizing in May 2003 debt issue costs associated with the Senior Revolver. The retirement of the Notes discussed above yielded interest savings of approximately $556,000 for the six months ended June 30, 2004 and will yield savings of approximately $1,126,000 for fiscal year 2004.

Interest income decreased $225,000 from $250,000 in the six months ended June 30, 2003 to $25,000 in the same period of 2004. No interest income was recognized on the deferred portion of the sales price in the six months ended June 30, 2004 as a result of the termination of the Exclusive Marketing Agreement in 2003. However, nominal interest income was recognized from invested cash on hand.

The provision for income tax increased $127,000 from $33,000 in the six months ended June 30, 2003 to $160,000 in the six months ended June 30, 2004. The increase is attributable to the Company’s estimated AMT liability, against its reported pre-tax income, including the gain on retirement of the Notes. The Company continues to provide for a full valuation allowance against its deferred tax assets, including net operating loss carry-forwards and AMT credits due to the uncertainty of future profitability.

Dividends on redeemable convertible preferred stock decreased by $18,000 or 1.6% to $1,085,000 for the six months ended June 30, 2004 from $1,103,000 for the comparable period of 2003. The decrease is due to fully amortizing in May 2004 the discount on the redeemable convertible preferred stock. The decrease is offset by the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

The Company reported net income attributable to common shares of $10,578,000 for the six months ended June 30, 2004, an increase of $10,235,000 compared to net income attributable to common shares of $343,000 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2004 decreased by $650,000 to $1,250,000 compared to net cash provided by operating activities of $1,900,000 for the six months ended June 30, 2003. The pre-tax gain of $10,217,000 on the repurchase of the Notes was a non-cash item. Accordingly, the decrease in net cash from operating activities is primarily attributable to the significant increase in the operating loss recognized for the six months ended June 30, 2004, as more fully discussed above. The decrease is partially offset by the $4,000,000 termination payment received from Safety-Kleen and reductions of interest expense. In addition, cash provided by operating activities is partially offset by an increase in receivables of $129,000 and an increase in inventories of $605,000. The increase in receivables is due to Safety-Kleen paying substantially all of its outstanding receivables in the fourth quarter of 2003 and the commencement of sales to new customers during the six months ended June 30, 2004. The increase in inventories is largely due to an increase in finished goods in anticipation of future sales and the Company accepting raw material inventory ordered prior to the termination of the Exclusive Marketing Agreement.

Net cash provided by investing activities for the six months ended June 30, 2004 was $2,000, an increase of $23,000, compared to cash used in investing activity of $21,000 for equipment purchases during the comparable period of the prior year. The increase is attributable to cash received on equipment purchased in 2003 and returned in 2004 and lower equipment purchases in the six months ended June 30, 2004. The Company purchased manufacturing equipment totaling approximately $23,000 through a capital lease during the quarter ended March 31, 2003.

Net cash used in financing activities for the six months ended June 30, 2004 was $4,358,000 compared to net cash used in financing activities of $1,375,000 for the six months ended June 30, 2003. During 2004, $2,916,000 was used to repurchase and retire the Notes and $1,435,000 was used in repaying the outstanding balance of the Senior Revolver. These early retirements were offset, in part, by lower repayments of capital lease obligations due to several leases being paid off in 2003.

At June 30, 2004, the Company had working capital of $6,555,000 and cash and cash equivalents of $5,253,000, compared to working capital of $9,035,000 and cash and cash equivalents of $8,359,000 at December 31, 2003. The decrease in working capital is primarily due to the use of cash to repurchase and retire the Notes, to repay the outstanding balance of the Senior Revolver and to sustain operations during the first six months of 2004. The decrease in working capital is offset in part by the increase in receivables and inventories discussed above.

The Company’s material short-term financial commitments are obligations to make (i) lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $42,000 per month), (ii) installment payments for financed manufacturing equipment (approximately $1,000 per month) and (iii) interest payments on the portion of the Notes which require cash interest payments (approximately $32,000 per month). Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares of such series.

Recently, the Company’s primary sources of cash were amounts collected from the Safety-Kleen Settlement Agreement, which have now ended. Going forward, any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company’s results of operations, cash flows and financial condition. If the Company’s current cash resources, together with any future sales revenue and other available capital resources are insufficient to fund the Company’s transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. The Senior Revolver provides the Company with a revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $3,000,000 or an amount based on the Company’s receivables and inventory. As of June 30, 2004, there was approximately $1,475,000 credit available on the Senior Revolver.

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

	DEBT PLUS INTEREST	PREFERRED STOCK		TOTAL
2004	197,811			197,811
2005	16,712,316			16,712,316
2006		23,618,000	*	23,618,000

Total	$16,910,127	$23,618,000		$40,528,127

*	Assuming no pre-payment in full of the remaining Notes.

Based on current plans and projections, it is unlikely that the Company will generate sufficient internal cash flow to repay its long term debt and redeem its preferred stock in a timely fashion in 2005 and 2006. Accordingly, the Company anticipates that it will be necessary to refinance such obligations through additional debt or equity financings. There can be no assurance that the Company’s current efforts to rebuild its distribution system will generate a sufficient level of financial performance and cash flow necessary to permit such refinancing on acceptable terms nor can there be any assurance that any such refinancing would be available at all. In addition, if the Company’s efforts to increase its sales is unsuccessful or requires more time and expense than currently anticipated, the Company could be required to further reduce its operating costs.

As a result of the Company’s termination of its relationship with Safety-Kleen, its significant indebtedness and stockholder’s deficiency, the audit report accompanying its financial statements as at and for the year ended December 31, 2003 notes that there is substantial doubt about the Company’s ability to continue as a going concern.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding the development of a new distribution system for the Company’s products in light of the termination of the Exclusive Marketing Agreement and the sufficiency of the Company’s cash and financial resources to support the cost of developing such new distribution system as well as for its other ongoing liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward-looking statements. These factors include, without limitation, (i) increased competition, (ii) the sufficiency of the Company’s patents, (iii) the ability of the Company to manufacture its products on a cost effective basis, (iv) market acceptance of the Company’s products, (v) the effects of governmental regulation, (vi) the ability of the Company to obtain adequate financing to support its operational and marketing plans, (vii) the expansion of its sales support and (viii) future product development. Results actually achieved may differ materially from the expected results included in forward-looking statements as a result of these or other factors. In particular, the Company’s performance for the foreseeable future will be dependent on, among other things, (i) the ability to enter into satisfactory arrangements with distributors and other resellers of the Company’s parts washers, (ii) the ability of the Company and any such distributors and resellers to penetrate the market for parts washers and to offer the SystemOne® Washers on commercial terms and prices that will be attractive to customers, (iii) the sufficiency of the Company’s current financial resources to sustain the Company’s operations pending the development of a new distribution system and continued sales revenue, (iv) the ability of the Company to successfully market and sell its products in international markets and (v) the ability of the Company to commercialize new products under development.

Item 3. Controls and Procedures

Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Quarterly Report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Controller / Principal Financial Officer (“PFO”). Rules adopted by the Securities Exchange Commission require that in this section of the Quarterly Report the Company present the conclusions of its CEO and the PFO about the effectiveness of the Company’s Disclosure Controls based on and as of the date of the Controls Evaluation.

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

Although the termination of seven employees, including the Director of Finance and Administration, constitutes a change potentially impacting the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2004, management believes that there has been an appropriate redistribution of responsibilities and review processes to other qualified employees within the Company and, accordingly there have been no changes that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 10 of the Condensed Financial Statements which is incorporated herein by reference.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2004 Annual Meeting of Shareholders on May 28, 2004. One item was submitted to a vote of security holders: the election of five members to the Company’s Board of Directors to hold office until the Company’s 2005 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Pierre G. Mansur, Paul I. Mansur, Paul A. Biddelman, Kenneth Ch’uan-k’ai Leung and John W. Poling were elected as directors of the Company. Holders of shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock together with the holders of Common Stock on an as-converted basis cast votes for the election of directors of the Company and accounted for: (i) 9,305,801 votes cast in favor of election of Pierre G. Mansur, (ii) 9,305,801 votes cast in favor of election of Paul I. Mansur, (iii) 9,282,192 votes cast in favor of election of Paul A. Biddelman, (iv) 9,318,101 votes cast in favor of election of Kenneth Ch’uan-k’ai Leung and (v) 9,322,101 votes cast in favor of election of John W. Poling, with 215,577 votes withheld from voting for the directors.

Item 5. Other Information

During June 2004, the Company terminated seven employees, including Steven M. Healy, Director of Finance and Administration, and reduced the salaries of several others in order to conserve cash and streamline corporate operations and administration. Mr. Healy was terminated without cause and will receive twelve weeks of severance in addition to health insurance coverage under the Company’s plan. Oscar Sanchez, Controller, assumed the responsibilities of the Company’s Principal Financial Officer. Mr. Sanchez has been the Company’s Controller since May 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Controller (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Controller (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

Not Applicable

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SystemOne Technologies Inc.
Date: August 9, 2004	/s/ Paul I. Mansur
PAUL I. MANSUR
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2004	/s/ Oscar Sanchez
OSCAR SANCHEZ
Controller (Principal Financial Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Controller (Principal Financial Accounting Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Controller (Principal Financial Accounting Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.