Form 10QSB
period 2004-09-30
SYSTEMONE TECHNOLOGIES INC
filed 2004-11-12
CIK 934851

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The registrant had an aggregate of 4,960,087 shares of its common stock, par value $.001 per share, outstanding as of the close of business on November 8, 2004.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

SYSTEMONE TECHNOLOGIES INC.
INDEX TO FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYSTEMONE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,534	$8,359
Receivables, net of allowance of $4 and $0	430	7
Inventories, net of obsolescence reserve of $193 and $183	2,231	1,745
Prepaid and other assets	107	386
Assets held for sale	39	39

Total current assets	7,341	10,536
Property and equipment, net	420	540
Other assets	63	197

Total assets	$7,824	$11,273

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$999	$1,165
Warranty accrual	199	241
Deferred revenue	24	64
Current installments of long-term debt and obligations under capital leases	101	31

Total current liabilities	1,323	1,501
Long-term debt	15,117	29,150
Warranty accrual, non-current	70	176

Total liabilities	16,510	30,827

Commitments and contingencies
Redeemable convertible preferred stock, $1.00 par value per share. Authorized 1,500,000 shares, 209,569 issued and outstanding (197,376 in 2003), at liquidation value	20,957	19,738
Less unamortized discount	—	(283)

Net redeemable convertible preferred stock	20,957	19,455

Stockholders’ deficit:
Common stock, $0.001 par value per share. Authorized 25,000,000 shares, issued and outstanding 4,960,087	5	5
Additional paid-in capital	20,723	20,723
Deficit	(50,371)	(59,737)

Total stockholders’ deficit	(29,643)	(39,009)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$7,824	$11,273

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue	$817	$5,519	$1,659	$16,829
Cost of goods sold	647	3,470	1,470	10,347

Gross profit	170	2,049	189	6,482

Operating expenses:
Selling, general and administrative	577	863	2,115	2,306
Research and development	75	84	278	275

Total operating expenses	652	947	2,393	2,581

Operating (loss) income	(482)	1,102	(2,204)	3,901

Other (expense) income:
Safety-Kleen termination fee income	—	—	4,000	—
Gain on Notes repurchase	—	—	10,217	—
Interest expense	(350)	(754)	(1,047)	(2,324)
Interest income	17	139	42	389

Other (expense) income, net	(333)	(615)	13,212	(1,935)

(Loss) income before income tax provision	(815)	487	11,008	1,966

Income tax benefit (provision)	20	(7)	(140)	(40)

Net (loss) income	(795)	480	10,868	1,926
Dividends and accretion of discount on redeemable convertible preferred stock	(417)	(566)	(1,502)	(1,669)

Net (loss) income available to common shares	$(1,212)	$(86)	$9,366	$257

Basic net (loss) income per common share	$(.24)	$(.02)	$1.89	$.05

Diluted net (loss) income per common share	$(.24)	$(.02)	$.98	$.04

See accompanying notes to condensed financial statements (unaudited).

SYSTEMONE TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
(In thousands)

	September 30,	September 30,
	2004	2003
Cash flows provided by operating activities:
Net income	$10,868	$1,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124	321
Amortization of debt issue costs	50	94
Interest accrued on convertible debt and amortization of note discounts	785	1,419
Gain on Notes repurchase, net of debt issue costs	(10,217)	—
Changes in operating assets and liabilities:
Receivables	(423)	(1,369)
Inventories	(486)	(294)
Prepaid and other assets	193	177
Accounts payable and accrued expenses	(166)	519
Warranty accrual	(148)	(148)
Deferred revenue	(40)	(29)

Net cash provided by operating activities	540	2,616

Cash flows used in investing activities:
Purchase of equipment	(11)	(32)
Return of equipment	7	—

Net cash used in investing activities	(4)	(32)

Cash flows used in financing activities:
Repayments of Subordinated Convertible Notes	(2,916)	—
Repayments of revolving credit loan	(1,435)	(1,735)
Repayments of capital lease obligations	(10)	(137)

Net cash used in financing activities	(4,361)	(1,872)

Net (decrease) increase in cash and cash equivalents	(3,825)	712
Cash and cash equivalents at beginning of period	8,359	505

Cash and cash equivalents at end of period	$4,534	$1,217

Supplemental disclosures:
Cash paid for interest	$194	$822

Non-cash financing and investing activities:
Acquisition of equipment through a capital lease	$—	$23

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

On September 30, 2003, the Company entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) with Safety-Kleen that, among other things, terminated the Exclusive Marketing Agreement. For more information regarding the termination of the Exclusive Marketing Agreement, its potential effect on the Company’s financial position, and management’s plans for the future see note 2 below. Because Safety-Kleen was the Company’s only customer, the Company must establish new distribution channels for its products and continues such efforts.

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

Because Safety-Kleen was the Company’s only customer, the Company continues its efforts to develop new third party distribution channels for its products. To date the Company has identified and communicated with 416 potential distributors nationwide from which the Company anticipates appointing approximately 40-50 distributors. Approximately 22 distributors have been appointed to date and the Company expects to continue with the appointment of new distributors through the end of the year and beyond. Although there can be no assurance, the Company believes that sales should trend upward in successive quarters as its new distribution channels continue to ramp up and mature.

During March 2004, the Company repurchased and retired $13.5 million principal amount of its 8.25% Subordinated Convertible Note due December 31, 2005 (the “Notes”) for an aggregate purchase price of $2.9 million. The Company recognized a pre-tax gain of approximately $10.2 million in the first quarter of 2004 on the repurchase and retirement of these Notes. See note 8 for further discussion.

During June 2004 the Company laid off seven employees and reduced the salaries of several others, including executive management, in order to conserve cash and streamline corporate operations and administration. The Company recognized an expense of approximately $65,000 in the three months ended June 30, 2004 in relation to the severance and benefits continuation granted to the seven employees. In addition, manufacturing labor hours were reduced by 20% pending improvement in the level of unit sales. The savings resulting from these cost reduction efforts is estimated at $700,000 annually. However, should the Company’s sales increase, there might be the need to replace certain of these individuals. Further, management expects consulting expenses to increase in 2005 as a result of the implementation of Section 404 of the Sarbanes-Oxley Act.

The Company believes that it has sufficient cash reserves to meet its operating cash requirements through 2005 prior to the scheduled maturity of long-term debt at December 31, 2005, in addition to the potential for additional borrowings under the Senior Revolver. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or purchased at a discount, significant amounts of cash would be required to repay long-term debt, accrued interest and redeemable preferred stock as follows:

	DEBT PLUS	PREFERRED
	INTEREST	STOCK	TOTAL
2004	194,459		194,459
2005	16,712,316		16,712,316
2006		23,618,000 *	23,618,000

Total	$16,906,775	$23,618,000	$40,524,775

* Assuming no pre-payment in full of the Notes (as defined herein).

Based on current plans and projections, it is highly unlikely that the Company will generate sufficient internal cash flow to repay its long-term debt and redeem its preferred stock prior to their scheduled maturities at December 31, 2005 and March 31, 2006, respectively. Accordingly, the Company anticipates that it will be necessary to refinance such obligations through additional debt or restructuring. There can be no assurance that the Company’s current efforts to rebuild its distribution system will generate a sufficient level of financial performance and cash flow necessary to permit such refinancing on acceptable terms nor can there be any assurance that any such refinancing would be available at all. In addition, if the Company’s efforts to increase its sales is unsuccessful or requires more time and expense than currently anticipated, the Company could be required to further reduce its operating costs.

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

Per share weighted-average fair value on the date of grant of stock options granted during 2003 ranged from $.28 to $.47 using the Black-Scholes option pricing model with the following assumptions: 2003-expected dividend yield of zero percent, risk-free interest rate of 5.07 percent, expected life of seven years and a volatility ranging from 58.6 to 166.1 percent.

If the Company determined compensation cost based on the fair value of the options at the grant date, the Company’s net income (loss) to common shares and basic and diluted net loss per common share would have reflected the pro forma amounts shown below:

FOR THE THREE MONTHS
ENDED SEPTEMBER 30,	2004	2003
Net (loss) income available to common shares:
As reported	$(1,212)	$(86)
Incremental compensation expense	(6)	(21)

As adjusted	$(1,218)	(107)

Basic (loss) earnings per share:
As reported	$(.24)	$(.02)
As adjusted	$(.25)	$(.02)
Diluted (loss) earnings per share
As reported	$(.24)	$(.02)
As adjusted	$(.25)	$(.02)

FOR THE NINE MONTHS
ENDED SEPTEMBER 30,	2004	2003
Net income available to common shares:
As reported	$9,366	$257
Incremental compensation expense	(34)	(64)

As adjusted	$9,332	$193

Basic earnings per share:
As reported	$1.89	$.05
As adjusted	$1.88	$.04
Diluted earnings per share
As reported	$.98	$.04
As adjusted	$.98	$.03

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

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $4,000 at September 30, 2004 and $0 at December 31, 2003. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

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

The following reconciles the components of the earnings per share (EPS) computation (in thousands) for the three months ended September 30:

	2004			2003
(In thousands, except per	Income	Shares	Per-Share	Income (Loss)	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per common share:
Net (loss) income	$(795)	4,960		$480	4,960
Dividends on Redeemable Convertible Preferred Stock	(417)			(566)

Net (loss) income applicable to common shareholders	$(1,212)	4,960	$(.24)	$(86)	4,960	$(.02)
Effect of dilutive securities:

Net (loss) income applicable to common shareholders plus assumed conversions	$(1,212)	4,960	$(.24)	$(86)	4,960	$(.02)

The following reconciles the components of the earnings per share (EPS) computation (in thousands) for the nine months ended September 30:

	2004			2003
(In thousands, except per	Income	Shares	Per-Share	Income (Loss)	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per common share:
Net income	$10,868	4,960		$1,926	4,929
Dividends on Redeemable Convertible Preferred Stock	(1,502)			(1,669)

Net income applicable to common shareholders	$9,366	4,960	$1.89	$257	4,929	$.05
Effect of dilutive securities:
Warrants	—	736		—	797
Preferred Stock C	637	2,943		—	—
Preferred Stock B	495	1,666		—	—
Preferred Stock D	370	817		—	—
Subordinated Convertible Notes	605	592

Net income applicable to common shareholders plus assumed conversions	$11,473	11,714	$.98	$257	5,726	$.04

For the three months ended September 30, 2004, the following were outstanding, but were not included in the computation of diluted income per share because they are antidilutive due to the Company’s loss: (i) warrants to purchase 29,750, 1,250, 942,858, 571,428 and 736,371 shares of common stock at exercise prices of $19.50, $11.50, $3.50, $3.50 and $0.01 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible into 1,666,301, 2,943,021, 816,587 and 592,355 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 362,536 shares of common stock at exercise prices ranging from $1.00 to $19.50.

For the three months ended September 30, 2003, the following were outstanding, but were not included in the computation of diluted income per share because they are antidilutive due to the Company’s loss: (i) warrants to purchase 29,750, 1,250, 942,858, 571,428 and 779,687 shares of common stock at exercise prices of $19.50, $11.50, $3.50, $3.50 and $0.01 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible into 1,536,891, 2,720,981, 753,163 and 1,361,533 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 533,716 shares of common stock at exercise prices ranging from $2.50 to $19.50.

For the nine months ended September 30, 2004, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: warrants to purchase 29,750, 1,250, 942,858 and 571,428 shares of common stock at exercise prices of $19.50, $11.50, $3.50 and $3.50 per share, respectively and options to purchase 362,536 shares of common stock at exercise prices ranging from $1.00 to $19.50.

For the nine months ended September 30, 2003, the following were outstanding, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares: (i) warrants to purchase 29,750, 1,250, 942,858 and 571,428 shares of common stock at exercise prices of $19.50, $11.50, $3.50 and $3.50 per share, respectively, (ii) Series B, C and D convertible preferred stock and the Notes (including accrued payment-in-kind interest) convertible 1,536,891, 2,720,981, 753,163 and 1,361,533 shares of common stock at conversion prices of $4.68, $3.50, $3.50 and $17.00, respectively, and (iii) options to purchase 533,716 shares of common stock at exercise prices ranging from $2.50 to $19.50.

(6) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards (“NOLs”) is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full. The current income tax provision of $140,000 represents the Company’s estimated federal Alternative Minimum Tax (“AMT”) liability on pre-tax income for the first nine months ended September 30, 2004, after considering the utilization of NOL’s. The Company recognized a pre-tax loss for the three months ended September 30, 2004 and the decreased income tax provision reflects the benefit recognized during this period.

(7) PRODUCT WARRANTY

Prior to 2004, the Company generally warranted that its products would be free of material defects during a three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 28-month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products are offered with a one-year parts only limited warranty.

The table below sets forth warranty accrual activity during the nine month periods ended September 30:

	2004	2003
Beginning balance	$417,000	$674,000
Warranty provision	10,000	489,000
Warranty payments	(158,000)	(637,000)

Ending balance	$269,000	$526,000

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

Because Safety-Kleen was the Company’s only customer, the Company continues its efforts to develop new third party distribution channels for its products. To date the Company has identified and communicated with 416 potential distributors nationwide from which the Company anticipates appointing approximately 40-50 distributors. Approximately 22 distributors have been appointed to date and the Company expects to continue with the appointment of new distributors through the end of the year and beyond. Although there can be no assurance, the Company believes that sales should trend upward in successive quarters as its new distribution channels continue to ramp up and mature.

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

During June 2004 the Company laid off seven employees and reduced the salaries of several others, including executive management, in order to conserve cash and streamline corporate operations and administration. The Company recognized an expense of approximately $65,000 in the three months ended June 30, 2004 in relation to the severance and benefits continuation granted to the seven employees. In addition, manufacturing labor hours were reduced by 20% pending improvement in the level of unit sales. The savings resulting from these cost reduction efforts is estimated at $700,000 annually. However, should the Company’s sales increase, there might be the need to replace certain of these individuals. Further, management expects consulting expenses to increase in 2005 as a result of the implementation of Section 404 of the Sarbanes-Oxley Act.

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

The collectability of receivables is evaluated routinely and, if deemed necessary, the Company records an allowance for doubtful accounts. The allowance for doubtful accounts was $4,000 at September 30, 2004 and $0 at December 31, 2003. The Company wrote off all uncollectible receivables against the reserve in fiscal year 2003.

Deferred revenue on the balance sheet relates to extended two-year warranty contracts purchased by customers and is recognized in income on the straight-line basis over the term of each contract.

PRODUCT WARRANTY

Prior to 2004, the Company generally warranted that its products would be free of material defects during a three-year warranty period. Pursuant to the Exclusive Marketing Agreement, Safety-Kleen assumed all service, maintenance and repair responsibilities for the Company’s installed base of SystemOne® parts washers including units sold prior to the Exclusive Marketing Agreement and units sold pursuant to the Exclusive Marketing Agreement. The Company is responsible solely for the cost of parts required for warranty repairs during the warranty period for all units sold. For units sold prior to the Exclusive Marketing Agreement, the Company agreed to pay Safety-Kleen a total one-time fee of $500,000 for all warranty service to be performed by Safety-Kleen on these units, which amount was fully paid as of December 31, 2003. For units sold pursuant to the Exclusive Marketing Agreement, Safety-Kleen is responsible for the labor cost of all service, maintenance and repair during the warranty period. The Company accrues estimated warranty costs as the parts washers are sold to customers. Such accrued warranty costs consist of the estimated cost of parts projected to be consumed during the remaining warranty period based on actual parts used during the previous 28 month period. Under the Settlement Agreement, the Company is required to continue to supply any warranty related parts free of charge in accordance with, and for the balance of, the three-year warranty period applicable to units sold to Safety-Kleen. The Company will also continue to provide repair and replacement parts for the items not covered by warranty at Safety-Kleen’s expense. Effective January 1, 2004, all of the Company’s products are offered with a one year parts only limited warranty.

USE OF ESTIMATES

Management of the Company uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in United States of America. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to three months ended September 30, 2003

The Company sold 350 SystemOne® general parts washers and one spray gun washer during the three months ended September 30, 2004 compared to 3,135 general parts washers during the same period in 2003. Revenues decreased by $4,702,000, or 85.2%, to $817,000 for the three months ended September 30, 2004 from $5,519,000 for the comparable period of 2003. The reduction resulted from the termination of the Exclusive Marketing Agreement effective October 1, 2003. The decrease in revenue due to lower volume was partially offset by a price increase of approximately $333 per parts washer or 19.2%. Sales during 2003 were entirely to Safety-Kleen while there were no sales to Safety-Kleen during the third quarter of 2004. Sales are expected to remain significantly less than in prior year periods due to the termination of the Exclusive Marketing Agreement while the Company develops and ramps up its new distribution network. Nevertheless, sales increased by approximately 128.2% when compared to the prior quarter as a result of management’s efforts to establish new distribution channels and increase sales. The Company sold 51 SystemOne® General Parts Washers and one Spray Gun Washer in October of

2004. Although there can be no assurance, the Company believes that sales should grow as its new distribution channels continue to ramp up and mature.

Gross margin as a percentage of sales was 20.8% for the three months ended September 30, 2004 and 37.1% for the three months ended September 30, 2003. The significant reduction is due to higher labor and plant overhead cost per unit due to decreased production volume. Additionally, the reduction in production volume resulted in idle capacity of labor and overhead of approximately $159,000 that increased cost of sales. Gross margin as a percentage of sales increased when compared to the prior quarters of 2004 as labor and plant overhead costs are absorbed over a greater sales volume.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $577,000, a decrease of $286,000 or 33.1% compared to selling, general and administrative expenses of $863,000 for the three months ended September 30, 2003. The decrease in selling general and administrative expenses is due to (i) a decrease in legal fees of approximately $209,000 in connection with negotiating and implementing the Repair Agreement in 2003, (ii) the settlement of an old payroll tax matter at $74,000 less than the original estimate recorded in the fourth quarter of 2000 and (iii) a decrease in salaries and benefits expense of approximately $43,000 as a result of the layoffs and salary reductions discussed above. The balance of the reduction is from miscellaneous savings, offset by an increase in selling expenses, including advertising, printing, promotional and travel expenses, of approximately $90,000 resulting from the Company’s transition from a single customer distribution to multiple distribution channels. Management expects general and administrative expenses to decrease in 2004 when compared to 2003 due to the reduction in wages and salaries discussed above and a decrease in costs incurred in the prior year relating to the Repair Agreement. Selling expenses are expected to increase as compared to prior year periods in connection with the Company developing its new distribution channels.

Research and development expenses decreased by $9,000 from $84,000 for the three months ended September 30, 2003 to $75,000 for the three months ended September 30, 2004. The decrease is due primarily to a reduction in wages and salaries resulting from the layoffs and salary reductions discussed above and decreased expenditures relating to the development of the Company’s new SystemOne® Spray Gun Washer in 2003. The decrease is offset by professional fees incurred in relation to development and certification of the Company’s products. The Company sold one spray gun washer to distributors in the three months ended September 30, 2004. For the fourth quarter of 2004, the Company expects research and development expenditures to decrease when compared to the same period in 2003 as a result of the layoffs and salary reductions discussed above.

The Company reported an operating loss of $482,000 for the three months ended September 30, 2004 compared to an operating profit of $1,102,000 for the comparable period in 2003. The decrease of $1,584,000 was due primarily to the termination of the Exclusive Marketing Agreement effective October 1, 2003 and the resulting reductions in units sold.

Interest expense for the three months ended September 30, 2004 was $350,000, a decrease of $404,000 or 53.6% compared to interest expense of $754,000 for the three months ended

September 30, 2003. The decrease in interest expense is due to (i) repurchasing and retiring the Notes described above, (ii) repaying the outstanding balance of the Senior Revolver in January 2004 and (iii) fully amortizing in May 2003 debt issue costs associated with the Senior Revolver. The retirement of the Notes discussed above yielded interest savings of approximately $285,000 for the third quarter of 2004 and is expected to yield savings of approximately $1,126,000 for fiscal year 2004.

Interest income decreased $122,000 from $139,000 in the third quarter of 2003 to $17,000 in the third quarter of 2004. No interest income was recognized on the deferred portion of the sales price in the third quarter of 2004 as a result of the termination of the Exclusive Marketing Agreement in 2003. However, nominal interest income was recognized from invested cash on hand.

The Company recorded a benefit for income tax of $20,000 in the third quarter of 2004 as compared to a provision for income tax of $7,000 in the third quarter of 2003. The benefit is attributable to the Company recognizing a portion of its operating loss in the third quarter of 2004 to reduce its current year AMT liability. The Company continues to provide for a full valuation allowance against its deferred tax assets, including net operating loss carry-forwards and AMT credits due to the uncertainty of future profitability.

Dividends on redeemable convertible preferred stock decreased by $149,000 or 26.3% to $417,000 for the three months ended September 30, 2004 from $566,000 for the comparable period of 2003. The decrease is due to fully amortizing in May 2004 the discount on the redeemable convertible preferred stock. The decrease is offset by the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

The Company reported net loss attributable to common shares of $1,212,000 for the three months ended September 30, 2004, a decrease of $1,126,000 compared to net loss attributable to common shares of $86,000 for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

The Company sold 598 SystemOne® general parts washers and ten spray gun washers during the nine months ended September 30, 2004 compared to 9,401 general parts washers during the same period in 2003. Revenues decreased by $15,170,000 or 90.1% to $1,659,000 for the nine months ended September 30, 2004 from $16,829,000 for the comparable period of 2003. The reduction resulted from the termination of the Exclusive Marketing Agreement effective October 1, 2003. The decrease in revenue due to lower volume was partially offset by a price increase of approximately $333 per parts washer or 19.2%. Sales during 2003 were entirely to Safety-Kleen while there were no sales to Safety-Kleen during the nine months ended September 30, 2004. Sales are expected to remain significantly less than in prior year periods due to the termination of the Exclusive Marketing Agreement while the Company develops and ramps up its new distribution network. Nevertheless, sales increased by approximately 128.2% when compared to the prior quarter as a result of management’s efforts to establish new distribution channels and increase sales. The Company sold 51 SystemOne® General Parts Washers and one Spray Gun

Washer in October of 2004. Although there can be no assurance, the Company believes that sales should grow as its new distribution channels continue to ramp up and mature.

Gross margin as a percentage of sales was 11.4% for the nine months ended September 30, 2004 and 38.5% for the nine months ended September 30, 2003. The significant reduction is due to higher labor and plant overhead cost per unit due to decreased production volume. Additionally, the reduction in production volume resulted in idle capacity of labor and overhead of approximately $560,000 that increased cost of sales. Gross margin as a percentage of sales increased when compared to the prior quarters as labor and plant overhead costs are absorbed over a greater sales volume.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $2,115,000, a decrease of $191,000 or 8.3% compared to selling, general and administrative expenses of $2,306,000 for the nine months ended September 30, 2003. The decrease in selling general and administrative expenses is due to a decrease in legal fees of approximately $337,000 in connection with negotiating and implementing the Repair Agreement in 2003 and the settlement of an old payroll tax matter at $74,000 less than the original estimate recorded in the fourth quarter of 2000. The decrease is offset by an increase in selling expenses, including advertising, printing, promotional and travel expenses, of approximately $214,000 resulting from the Company’s transition from a single customer distribution to multiple distribution channels. Management expects general and administrative expenses to decrease in 2004 when compared to 2003 due to the reduction in wages and salaries discussed above and a decrease in costs incurred in the prior year relating to the Repair Agreement. Selling expenses are expected to increase as compared to prior year periods in connection with the Company developing its new distribution channels.

Research and development expenses increased by $3,000 from $275,000 for the nine months ended September 30, 2003 to $278,000 for the nine months ended September 30, 2004. The increase is due primarily to professional fees incurred in relation to development and certification of the Company’s products. The increase is offset by decreased expenditures relating to the development of the Company’s new SystemOne® Spray Gun Washer in 2003. The Company has sold ten spray gun washers to distributors in the nine months ended September 30, 2004. For fiscal year 2004, the Company expects research and development expenditures to decrease when compared to the same period in 2003 as a result of the layoffs and salary reductions discussed above.

The Company reported an operating loss of $2,204,000 for the nine months ended September 30, 2004 compared to an operating profit of $3,901,000 for the comparable period in 2003. The decrease of $6,105,000 was due primarily to the termination of the Exclusive Marketing Agreement effective October 1, 2003 and the resulting reductions in units sold.

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

Interest expense for the nine months ended September 30, 2004 was $1,047,000, a decrease of $1,277,000 or 54.9%, compared to interest expense of $2,324,000 for the nine months ended September 30, 2003. The decrease in interest expense is due to (i) repurchasing and retiring the Notes described above, (ii) repaying the outstanding balance of the Senior Revolver in January 2004 and (iii) fully amortizing in May 2003 debt issue costs associated with the Senior Revolver. The retirement of the Notes discussed above yielded interest savings of approximately $841,000 for the nine months ended September 30, 2004 and is expected to yield savings of approximately $1,126,000 for fiscal year 2004.

Interest income decreased $347,000 from $389,000 in the nine months ended September 30, 2003 to $42,000 in the same period of 2004. No interest income was recognized on the deferred portion of the sales price in the nine months ended September 30, 2004 as a result of the termination of the Exclusive Marketing Agreement in 2003. However, nominal interest income was recognized from invested cash on hand.

The provision for income tax increased $100,000 from $40,000 in the nine months ended September 30, 2003 to $140,000 in the nine months ended September 30, 2004. The increase is attributable to the Company’s estimated AMT liability against its reported pre-tax income, including the gain on retirement of the Notes. The Company continues to provide for a full valuation allowance against its deferred tax assets, including net operating loss carry-forwards and AMT credits due to the uncertainty of future profitability.

Dividends on redeemable convertible preferred stock decreased by $167,000 or 10.0% to $1,502,000 for the nine months ended September 30, 2004 from $1,669,000 for the comparable period of 2003. The decrease is due to fully amortizing in May 2004 the discount on the redeemable convertible preferred stock. The decrease is offset by the compounding effect of paying dividends on additional shares of preferred stock that were previously issued as paid-in-kind dividends.

The Company reported net income attributable to common shares of $9,366,000 for the nine months ended September 30, 2004, an increase of $9,109,000 compared to net income attributable to common shares of $257,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2004 decreased by $2,076,000 to $540,000 compared to net cash provided by operating activities of $2,616,000 for the nine months ended September 30, 2003. The pre-tax gain of $10,217,000 on the repurchase of the Notes was a non-cash item. Accordingly, the decrease in net cash from operating activities is primarily attributable to the significant increase in the operating loss recognized for the nine months ended September 30, 2004, as more fully discussed above. The decrease is partially offset by the $4,000,000 termination payment received from Safety-Kleen and reductions of interest expense. In addition, cash provided by operating activities reflects an increase in receivables of $423,000 and an increase in inventories of $486,000. The increase in receivables is due to Safety-Kleen paying substantially all of its outstanding receivables in the fourth quarter of 2003 and the commencement of sales to new customers during the nine months ended September 30, 2004. The increase in inventories is largely due to an increase in finished goods in anticipation of future sales and the Company accepting raw material inventory ordered prior to the termination of the Exclusive Marketing Agreement.

Net cash used in investing activities for the nine months ended September 30, 2004 was $4,000, a decrease of $28,000, compared to cash used in investing activity of $32,000 for equipment purchases during the comparable period of the prior year. The decrease is attributable to lower equipment purchases in the nine months ended September 30, 2004 and cash received on equipment purchased in 2003 and returned in 2004. The Company purchased manufacturing equipment totaling approximately $23,000 through a capital lease during the quarter ended March 31, 2003.

Net cash used in financing activities for the nine months ended September 30, 2004 was $4,361,000 compared to net cash used in financing activities of $1,872,000 for the nine months ended September 30, 2003. During 2004, $2,916,000 was used to repurchase and retire the Notes and $1,435,000 was used in repaying the outstanding balance of the Senior Revolver. These early retirements were offset, in part, by lower repayments of capital lease obligations due to several leases being paid off in 2003.

At September 30, 2004, the Company had working capital of $6,018,000 and cash and cash equivalents of $4,534,000, compared to working capital of $9,035,000 and cash and cash equivalents of $8,359,000 at December 31, 2003. The decrease in working capital is primarily due to the use of cash to repurchase and retire the Notes, to repay the outstanding balance of the Senior Revolver and to sustain operations during the first nine months of 2004.

The Company’s material short-term financial commitments are obligations to make (i) lease payments on the Company’s principal executive and manufacturing facility in Miami, Florida and equipment leases (approximately $43,000 per month), (ii) installment payments for financed manufacturing equipment (approximately $1,000 per month) and (iii) interest payments on the portion of the Notes which require cash interest payments (approximately $32,000 per month). Dividends on the Company’s Series B, Series C, and Series D Convertible Preferred Stock can be paid by issuance of additional shares of such series.

Through the first quarter of 2004, the Company’s primary sources of cash were amounts collected from the Safety-Kleen Settlement Agreement. Going forward, any failure to obtain new distributors and customers in a timely manner could have a material adverse effect on the Company’s results of operations, cash flows and financial condition. If the Company’s current cash resources, together with any future sales revenue and other available capital resources are insufficient to fund the Company’s transition to a new distribution system, the Company could be required to seek additional debt or equity capital. There can be no assurance that any such additional capital would be available on acceptable terms or at all. The Senior Revolver provides the Company with a revolving line of credit. Pursuant to the Senior Revolver, the Company may borrow twice a month up to the Advance Limit. The Advance Limit is the lesser of $3,000,000 or an amount based on the Company’s receivables and inventory. As of September 30, 2004, there was approximately $1,637,000 credit available on the Senior Revolver.

The Company believes that it has sufficient cash reserves to meet its operating cash requirements through 2005 prior to the scheduled maturity of long-term debt at December 31, 2005, in addition to the potential for additional borrowings under the Senior Revolver. However, if none of the outstanding convertible debt and convertible preferred stock is converted to common stock or purchased at a discount, significant amounts of cash would be required to repay long-term debt, accrued interest and redeemable preferred stock as follows:

	DEBT PLUS	PREFERRED
	INTEREST	STOCK	TOTAL
2004	194,459		194,459
2005	16,712,316		16,712,316
2006		23,618,000 *	23,618,000

Total	$16,906,775	$23,618,000	$40,524,775

* Assuming no pre-payment in full of the remaining Notes.

Based on current plans and projections, it is highly unlikely that the Company will generate sufficient internal cash flow to repay its long-term debt and redeem its preferred stock prior to their scheduled maturities at December 31, 2005 and March 31, 2006, respectively. Accordingly, the Company anticipates that it will be necessary to refinance such obligations through additional debt or restructuring. There can be no assurance that the Company’s current efforts to rebuild its distribution system will generate a sufficient level of financial performance and cash flow necessary to permit such refinancing on acceptable terms nor can there be any assurance that any such refinancing would be available at all. In addition, if the Company’s efforts to increase its sales is unsuccessful or requires more time and expense than currently anticipated, the Company could be required to further reduce its operating costs.

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

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Controller (Principal Financial Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Controller (Principal Financial Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SystemOne Technologies Inc.
Date: November 12, 2004	/s/ Paul I. Mansur
PAUL I. MANSUR
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004	/s/ Oscar Sanchez
OSCAR SANCHEZ
Controller (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Controller (Principal Financial Officer) pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Controller (Principal Financial Officer) pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.